Form 10-K
period 2009-12-31
AMCORE FINANCIAL INC
filed 2010-03-22
CIK 714756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of February 11, 2010, 23,103,000 shares of common stock were outstanding. The aggregate market value of the common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $16.2 million.

Documents Incorporated by Reference:

Portions of the Proxy Statement and Notice of 2010 Annual Meeting, dated March 22, 2010 are incorporated by reference into Part III of the Form 10-K for the fiscal year ended December 31, 2009.

AMCORE FINANCIAL, INC.

Form 10–K Table of Contents

PART I

ITEM 1.	BUSINESS

General

AMCORE Financial, Inc. (“AMCORE” or the “Company”) is a registered bank holding company incorporated under the laws of the State of Nevada in 1982. The Company’s corporate headquarters is located at 501 Seventh Street in Rockford, Illinois. The operations are divided into three business segments: Commercial Banking, Consumer Banking, and Investment Management and Trust. For expanded discussion on the Company’s segments, see Note 15 of the Notes to Consolidated Financial Statements. AMCORE owns directly or indirectly all of the outstanding common stock of each of its subsidiaries and provides its subsidiaries with advice and counsel on policies and operating matters among other things.

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

Banking Segments

General – AMCORE directly owns AMCORE Bank, N.A. (the “Bank”), a nationally chartered bank. AMCORE dissolved a qualified intermediary subsidiary of the Bank, Property Exchange Company, in September of 2009.

Geographic and Economic Information – The Bank conducts business at 66 branch locations throughout northern Illinois and southern Wisconsin (the “Service Area”). The Banking segments’ Service Area is dispersed among five basic economic areas: the Rockford, Illinois metropolitan area (Rockford), the Madison, Wisconsin metropolitan area (Madison), the Chicago, Illinois metropolitan area (Chicagoland), the Milwaukee, Wisconsin suburbs (Milwaukee) and community banking branches which are not otherwise specified (Community Banking). Locations in the Chicagoland, Rockford, Madison and Milwaukee economic areas are generally bounded by Interstates 94 in the north, 294 and 94 in the east, 80 in the south and 90 and 39 in the west.

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

The Bank has locations throughout northern Illinois, excluding the far northwestern counties, including the Illinois cities of Algonquin, Antioch, Aurora, Belvidere, Carol Stream, Carpentersville, Chicago, Crystal Lake, Deerfield, Dixon, Elgin, Freeport, Joliet, Lombard, Machesney Park, McHenry, Mendota, Mt. Prospect, Naperville, Northbrook, Oregon, Orland Park, Peru, Princeton, Rock Falls, Rockford, Roscoe, St. Charles, Schaumburg, South Beloit, Sterling, Vernon Hills, Wheaton, Willowbrook, Woodstock and the surrounding communities. The Bank conducts business at 14 locations throughout southern Wisconsin, including the Wisconsin cities of Baraboo, Lodi, Madison, Mt. Horeb, Portage, Sauk City, Verona, Waukesha and the surrounding communities.

In fourth quarter 2009, the Company sold four branches in rural Wisconsin: Argyle, Belleville, Monroe and New Glarus (the “Wisconsin Branch Sales”) in two separate transactions. These transactions included approximately $87 million in loans, $166 million in deposits and sweep accounts, and $42 million in related trust accounts. The brokerage and 401(k) plan businesses were not part of the Wisconsin Branch Sales and will remain with AMCORE.

In fourth quarter 2009, the Company announced an agreement had been reached to sell 12 branches and two stand-alone drive-ups in the following rural Illinois communities: Dixon, Freeport, Mendota, Oregon, Peru, Princeton, Rock Falls and Sterling (the “Illinois Branch Sale”). This transaction includes approximately $483 million in loans, $540 million in deposits and sweep accounts, and up to $400 million in related trust and brokerage accounts. The 401(k) plan business is not part of the Illinois Branch Sale and will remain with AMCORE. In connection with the Illinois Branch Sale, which is expected to close in March 2010, the Company reclassified the $483 million of loans to held-for-sale.

Through its banking locations, AMCORE provides various consumer banking, commercial banking and related financial services. AMCORE also conducts banking business through four supermarket branches, which gives the customer convenient access to banking services seven days a week.

Investment Portfolio and Policies – As a complement to its Commercial, Consumer Banking and Investment Management and Trust segments, the Bank also carries a securities investment portfolio. The level of assets that the Company holds in securities is dependent upon a variety of factors, including the efficient utilization of the Company’s liquidity and capital. After consideration of loan demand, excess capital may be available to allocate to high-quality investment activities that can generate additional income for the Company. Conversely, when capital ratios are on the decline, securities may be decreased in order to preserve capital. In addition to producing additional interest spreads for the Bank, the investment portfolio is used as a source of liquidity, to manage interest rate risk and to meet pledging requirements of the Bank. The investment portfolio is governed by an investment policy designed to provide maximum flexibility in terms of liquidity and to contain risk from changes in interest rates. Individual holdings are diversified, maximum terms and durations are limited and minimum credit ratings are enforced and monitored. The amount of securities that the Company is permitted to invest in that have a higher degree of risk of loss are defined and limited by Company policy. Portfolio performance and changing risk profiles are regularly monitored by the Asset and Liability Committee (ALCO) and the Investment Committee of AMCORE’s Board of Directors.

Sources of Funding – Liquidity management is the process by which the Company, through ALCO and its capital markets and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, mortgage originations pending sale, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for secured deposits and borrowings, payment of dividends by the Company, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources have typically included brokered certificate of deposits (CDs), federal funds purchased lines, Federal Reserve Bank discount window advances, Treasury Tax & Loan note accounts, Term Auction Facility borrowings, Federal Home Loan Bank advances, repurchase agreements, the sale or securitization of loans, subordinated debentures, balances maintained at correspondent banks and access to other capital market instruments. In the current environment and due to the recent performance of the Bank, the Bank has been subject to increased collateral requirements and other limitations to secured funding. Bank-issued deposits, which exclude wholesale deposits, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity.

As of the end of 2009, the Company and the Bank were below adequacy minimums for regulatory capital purposes. The Bank was “undercapitalized” for its Total Capital and Tier 1 Capital Ratios and “significantly undercapitalized” for its leverage ratio under applicable regulatory guidelines. The leverage capital ratio reflects, in part, the effect of maintaining high liquidity.

As a result, the Bank is no longer eligible to participate in the brokered CD market and is also subject to limitations with respect to interest rates it can offer on deposits, generally limited to rates equal to no more than 75 basis points above prevailing market rates. These limitations, as well as recent increased collateral requirements and advance limitations with respect to other funding sources, may have a material impact on the Bank’s deposit levels and liquidity.

Consumer Banking Segment – Consumer banking provides services to individual customers through the Bank’s branch locations. The services provided by consumer banking include direct and indirect lending, checking, savings, money market accounts, CDs, safe deposit rental, automated teller machines (ATMs), and other traditional and electronic services.

Historically, home equity lending had the lowest risk profile due to the nature of the collateral. Recent declines in home values have increased the risk profile of home equity lending. Installment loans have an intermediate risk due to the lower principal amounts and the depreciating nature of the collateral. Personal lines and overdraft protection have the highest degree of risk since the loans are unsecured. The bankcard programs are a fee service for originating the relationship and the Bank retains no credit risk. The Bank manages its consumer lending risk via a centralized credit process, risk scoring, loan-to-value and other underwriting standards, and knowledge of its customers and their credit history. As a general rule, the Bank does not actively engage in consumer lending activities outside of its geographic market areas.

Consumer banking also provides a variety of mortgage lending products to meet its customers’ needs. The Company sells most of the loans it originates to a national mortgage services company, which provides private-label loan processing and servicing support on both sold and retained loans. As part of this arrangement, the Company sold the majority of its Originated Mortgage Servicing Rights (OMSR) portfolio. The arrangement offers AMCORE a greater breadth of products, more competitive pricing and greater processing efficiencies. Additionally, the cost structure in the mortgage banking business has become more variable in nature, allowing the Company to better absorb fluctuations in mortgage volumes. These include the costs of originating loans that are netted against mortgage banking income or interest income, as well as processing and servicing costs of loans retained in the Bank’s portfolio and that are a component of operating expenses. For segment financial information, see Note 15 of the Notes to Consolidated Financial Statements.

Commercial Banking Segment – Commercial banking provides services to middle market and small business customers through the Bank’s branch locations. The services provided by commercial banking include lending, business checking and deposits, treasury management and other traditional as well as electronic services.

Commercial lending has a higher risk profile than does consumer lending due to the larger dollar amounts involved, the nature of the collateral and a greater variety of economic risks that could potentially affect the loan customer. The Bank manages its commercial lending risks through a centralized underwriting process, serial sign-off requirements as dollar amounts increase, lending limits, monitoring concentrations, regular loan review and grading of credits, and an active work-out management process for troubled credits. For segment financial information, see Note 15 of the Notes to Consolidated Financial Statements.

Other Financial Services – The Bank provides various services to consumers, commercial customers and correspondent banks. Services available include safe deposit box rental, securities safekeeping, international services, remote deposit capture, and lock box, among other things.

The Bank also offers several electronic banking services to commercial and retail customers. AMCORE Online provides retail customers with online capability to access deposit and loan account balances, transfer funds between accounts, make loan payments, view checks and pay bills. AMCORE Online For Business facilitates access to commercial customers’ accounts via personal computers. It also permits the transfer of funds between accounts and the initiation of wire transfers and ACH activity to accounts at other financial institutions. The AMCORE TeleBank service provides retail and commercial customers the opportunity to use their telephone 24 hours a day to obtain balance and other information on their checking and savings accounts, CDs, personal installment loans and retail mortgage loans; all from a completely automated system. Automated teller machines located throughout AMCORE’s market area make banking transactions available to customers when the bank facilities or hours of operation are not convenient.

Investment Management and Trust Segment – Effective December 31, 2008, AMCORE Investment Group, N.A. (the “Investment Group”), a nationally chartered non-depository bank, was merged into the Bank. The Investment Group operates as a separate business segment of the Bank and provides its clients with wealth management services, which include trust services, estate administration and financial planning. The Investment Group also provides employee benefit plan administration and recordkeeping services.

As a result of the merger of the Investment Group into the Bank, AMCORE Investment Services, Inc. (AIS) became a wholly owned subsidiary of the Bank. AIS was previously a wholly owned subsidiary of the Investment Group. AIS is incorporated under the laws of the State of Illinois and is a member of the Financial Industry Regulatory Authority (FINRA). AIS is a full–service brokerage company and registered investment advisor that offers a full range of investment alternatives including managed accounts, annuities, mutual funds, stocks, bonds and other insurance products. AIS customers can get real time market quotes and account information 24 hours a day, 7 days a week through AMCORETrade.com.

Competition

Active competition exists for all services offered by AMCORE’s bank and non–bank affiliates with other national and state banks, savings and loan associations, credit unions, finance companies, personal loan companies, brokerage and mutual fund companies, mortgage bankers, insurance agencies, financial advisory services, and other financial institutions serving the affiliates’ respective market areas. The principal competitive factors in the banking and financial services industry are quality of services to customers, ease of access to services and pricing of services, including interest rates paid on deposits, interest rates charged on loans, fees charged for fiduciary and other professional services, safety of and access to deposits and reputation.

Employment

AMCORE had 962 full–time equivalent employees as of February 11, 2010. This compares to 1,272 full-time equivalent employees as of February 13, 2009. AMCORE provides a variety of benefit plans to its employees including health, dental, group term life and disability insurance, childcare reimbursement, flexible spending accounts, retirement, profit sharing, 401(k), stock option, stock purchase and dividend reinvestment plans.

Supervision and Regulation

AMCORE is subject to regulations under the Bank Holding Company Act of 1956, as amended (the “Act”), and is registered with the Federal Reserve Board (Fed) under the Act. AMCORE is required by the Act to file quarterly and annual reports of its operations and such additional information as the Fed may require and is subject, along with its subsidiaries, to examination by the Fed.

The acquisition of five percent or more of the voting shares or all or substantially all of the assets of any bank by a bank holding company requires the prior approval of the Fed and is subject to certain other federal and state law limitations. The Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the Fed to be “so closely related to banking as to be a proper incident thereto.”

Under current regulations of the Fed, a bank holding company and its non–bank subsidiaries are permitted, among other activities, to engage in such banking–related businesses as sales and consumer finance, equipment leasing, computer service bureau and software operations, mortgage banking, brokerage and financial advisory services. The Act does not place territorial restrictions on the activities of non–bank subsidiaries of bank holding companies. In addition, federal legislation prohibits acquisition of “control” of a bank or bank holding company without prior notice to certain federal bank regulators. “Control” is defined in certain cases as acquisition of ten percent or more of the outstanding shares of a bank or bank holding company.

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

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. In general, the extent of these powers depends upon whether the institutions in question are “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as such terms are defined under regulations issued by each of the federal banking agencies. In addition, federal banking agencies have the authority to impose, among other things, (i) higher minimum capital ratios beyond the “well-capitalized” level depending on the risk profile and performance of the insured depository institution; and (ii) institute receivership proceedings against institutions that fall below required capital levels. At December 31, 2009, the Bank was “significantly undercapitalized”, as defined by regulation, and is subject to a Consent Order with its primary regulator to achieve and maintain capital ratios that exceed “well-capitalized”. See Regulatory Developments, below.

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

Effective in 2007, pursuant to the Federal Deposit Insurance Reform Act of 2005 and implementing regulations, FDIC-insured financial institutions are subject to a new risk-based premium assessment system that significantly increases the premiums that are paid on FDIC-insured deposits. As part of the new rules, the Bank, like many financial institutions, was eligible for a one-time assessment credit that offset the increase in premiums. The credit completely offset the Bank’s 2007 premium increase and offset a portion of the 2008 increase. This partial offset notwithstanding, the Bank realized a significant increase in its FDIC premiums in 2008 and 2009.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, subsequent to the end of third quarter 2008, Congress enacted and the President signed into law the Emergency Economic Stabilization Act of 2008 (ESA). Shortly thereafter, the Federal banking agencies announced the Troubled Asset Relief Program (TARP) and Capital Purchase Program (CPP). Collectively, these actions provided a variety of programs that financial institutions could participate in, including the potential sale of certain troubled loans to the United States Government, sale of preferred stock to the United States Treasury and temporary expansion of FDIC insured deposit levels (some voluntary and some automatic). To date, AMCORE has not directly benefited from any of the government programs other than the temporary expansion of FDIC insured deposit levels.

It is not entirely clear what impact the ESA, TARP, including the CPP, the temporary FDIC guarantee expansion and other liquidity and funding initiatives of the Fed and other agencies have had on the financial markets given the other difficulties described above, including the continued volatility and limited credit availability, or on the U.S. banking and financial industries and the broader U.S. and global economies.

On November 6, 2009, the President signed into law the Worker, Homeownership, and Business Act. Subject to certain limitations, the new law permits businesses, such as AMCORE, with losses in either 2008 or 2009 to claim refunds of taxes paid within the prior five years. As a result of tax legislation, the Company has filed refund claims in the amount of $36.9 million.

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

By letter dated November 4, 2009 (the “Letter”), the OCC notified the Bank of its finding that the Capital Plan was “not acceptable”, stating that the OCC was unable to determine that the Capital Plan “is likely to succeed in restoring the Bank’s capital at this time.” The OCC further advised the Bank that it was being treated as “significantly undercapitalized” within the meaning of the prompt corrective action (the “PCA”) provisions of the Federal Deposit Insurance Act and implementing OCC regulations. As a result of this regulatory determination, the Bank thereupon became subject to the PCA activity and operational restrictions applicable to “significantly undercapitalized” depository institutions, including, among other things, the mandatory requirement that the Bank submit an acceptable Capital Restoration Plan (“CRP”), as required under the PCA guidelines, no later than December 4, 2009. The Letter also indicated that the OCC was requiring the Bank to prepare and submit to the OCC a plan for the sale or merger of the Bank (a “Disposition Plan”) by December 4, 2009, as specified under the Consent Order.

On November 6, 2009, the FRB notified the Company in writing that the Company’s capital plan submitted under the terms of the FRB Agreement was unacceptable in addressing the capital erosion of the Company and the Bank. The FRB concluded that, based on the information provided by the Company, as well as the Company’s current negative financial trends, the Company’s capital plan was not viable.

Further, the Bank was unable to meet the regulatory capital maintenance requirements of the Consent Order by the required September 30, 2009 date. As a result of the OCC Agreement, as well as the FRB Agreement, the Consent Order and the Letter, the Company was ineligible for certain actions and expedited approvals without the prior written consent and approval of the applicable regulatory agency. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

In consultation with its professional advisors, the Bank resubmitted a combined CRP and Disposition Plan by the required December 4, 2009 due date. By return letter dated January 8, 2010 (the “Response Letter”), the OCC notified the Bank that its CRP was not acceptable. According to the OCC, the CRP was not accepted because, among other things, it did not meet the statutory requirements that the CRP be based on “realistic assumptions” and be likely to succeed in restoring the Bank’s capital. In addition, on January 12, 2010, the FRB notified the Company that the Company’s capital plan previously submitted to the FRB continued to be unacceptable in addressing the capital erosion of the Company and the Bank. The Response Letter provided that even if the Bank’s capital ratios improve to the undercapitalized category, the Bank would continue to be subject to operational restrictions applicable to significantly undercapitalized institutions until such time as the Bank has submitted to the OCC an acceptable CRP. The OCC also stated its view that the recently announced asset sales by the Bank have increased the overall risk to the Bank’s capital base.

The Company and the Bank continue to diligently work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Consent Order, the FRB Agreement, the Letter and the Response Letter. The Company and the Bank continue to consult with the OCC, FRB and FDIC on a regular basis concerning the Company’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Company’s and Bank’s proposals are accepted by the Company’s and Bank’s Federal regulators, that these proposals will be successfully implemented. While the Company’s management continues to exert maximum effort to attract new capital, significant operating losses in 2008 and 2009, significant levels of criticized assets and low levels of capital raise substantial doubt as to the Company’s ability to continue as a going concern. Doubt as to the Company’s ability to continue as a going concern was previously disclosed in the Company’s December 31, 2009 earnings release furnished with its February 2, 2010 Form 8-K, Current Report. If the Company is unable to achieve compliance with the requirements of the Consent Order, the FRB Agreement, the Letter and the Response Letter with the OCC and the FRB, or an acceptable CRP under the OCC’s Prompt Corrective Action guidelines, and if the Company cannot otherwise comply with such commitments and regulations, the OCC could force a sale, liquidation or federal conservatorship or receivership of the Bank. For further discussion on going concern and federal receivership issues, see Item 1A Risk Factors.

Subsidiary Dividends and Capital

Legal limitations exist as to the extent to which the Bank can lend or pay dividends to AMCORE and/or its affiliates. The payment of dividends by a national bank without prior regulatory approval is limited to the current year’s net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Fed and regulations issued by the FDIC and the OCC (collectively the “Agencies”). Dividends paid by the Bank to AMCORE are currently prohibited since the Bank’s capital is below applicable minimum capital requirements. In 2010, dividends are not expected to be paid by the Bank. There were no loans outstanding from the Bank to affiliates at December 31, 2009. See Note 16 of the Notes to Consolidated Financial Statements included under Item 8.

The Fed issues risk–based capital guidelines for bank holding companies. These capital rules require minimum capital levels as a percent of risk–weighted assets. In order to be adequately capitalized under these guidelines, banking organizations must have minimum capital ratios of 4% and 8% for Tier 1 capital and total capital, respectively. The Fed also established leverage capital requirements intended primarily to establish minimum capital requirements for those banking organizations that have historically invested a significant portion of their funds in low risk assets. Federally supervised banks are required to maintain a minimum leverage ratio of not less than 4%. Refer to the Liquidity and Capital Management section of Item 7 for a summary of AMCORE’s capital ratios as of December 31, 2009 and 2008. See also Note 17 of the Notes to Consolidated Financial Statements included under Item 8.

Governmental Monetary Policies and Economic Conditions

The earnings of all subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Fed influences general economic conditions and interest rates through various monetary policies and tools. It does so primarily through open–market operations in U.S. Government securities, varying the discount rate on member and non-member bank borrowings, and setting reserve requirements against bank deposits. Fed monetary policies have had a significant effect on the operating results of banks in the past and are expected to do so in the future. The general effect of such policies upon the future business and earnings of each of the subsidiary companies cannot accurately be predicted.

Interest rate sensitivity has a major impact on the earnings of banks. As market rates change, yields earned on assets may not necessarily move to the same degree as rates paid on liabilities. For this reason, AMCORE attempts to minimize earnings volatility related to fluctuations in interest rates through the use of a formal asset/liability management program and certain derivative activities. See Item 7A and Note 8 of the Notes to Consolidated Financial Statements included under Item 8 for additional discussion of interest rate sensitivity and related derivative activities.

Executive Officers of the Registrant

The following table contains certain information about the executive officers of AMCORE. There are no family relationships between any director or executive officer of AMCORE.

Name	Age	Principal Occupation Within the Last Five Years
William R. McManaman	62	Chairman of the Board since May 2008 and Director of the Company since 1997. Chief Executive Officer of the Company and Chairman of the Board of the Bank since February 2008. Previously Executive Vice President and Chief Financial Officer, Ubiquity Brands from April 2006 to September 2007; and Senior Vice President and Chief Financial Officer of First Health Group Corporation from March 2004 until January 2005.

Judith Carré Sutfin	48	Executive Vice President and Chief Financial Officer of AMCORE since December 2007, and Director of the Bank since January 2008. Previously held various executive positions at LaSalle Bank Corporation, Chicago, Illinois, with the most recent position being that of Executive Vice President and Head of Business Decision Support.

Lori M. Burke	57	Executive Vice President and Chief Administrative Officer since February 2010. Director of the Bank since April 2009. Executive Vice President, Administrative Services of the Company from May 2008 to February 2010 and Executive Vice President, Administrative Services of the Bank from October 2007 to February 2010. Executive Vice President and Chief Human Resources Officer from October 2006 to October 2007 and previously Senior Vice President and Human Resources Manager.

Russell Campbell	53	Executive Vice President, Investment Group since January 2009. Director of the Bank since December 2008. Executive Vice President and Director of the Investment Group from March 2007 to December 2008. Previously President and Chief Executive Officer at ABN AMRO Asset Management Holdings, Inc.

Guy W. Francesconi	50	Executive Vice President and General Counsel since February 2006, Corporate Secretary since May 2008, and Corporate Secretary of the Bank since October 2007. Previously General Counsel to Merrill Lynch Capital and Merrill Lynch Business Financial Services.

Thomas R. Szmanda	50	Executive Vice President, Consumer Banking Group since September 2005 and Director of the Bank since November 2005. Previously Senior Vice President and Chief Retail Officer of the Bank.

ITEM 1A.	Risk Factors

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

There is substantial doubt about AMCORE’s ability to continue as a going concern.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, significant operating losses in 2008 and 2009, significant levels of criticized assets and low levels of capital raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s Board of Directors continues to actively pursue strategic alternatives. The Company can give no assurance that AMCORE will identify an alternative that allows its stockholders to realize an increase in the value of the Company’s stock. The Company also can give no assurance that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to its stockholders than that reflected in the current stock price. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to its current stockholders and could adversely affect the price of AMCORE’s common stock.

The Company and the Bank are subject to Regulatory Agreements and Orders that restrict the Company from taking certain actions.

On May 15, 2008, the Bank entered into the OCC Agreement with the OCC. The OCC Agreement described commitments made by the Bank to address and strengthen banking practices relating to asset quality and the overall administration of the credit function at the Bank. The Company entered into a written agreement (the “FRB Agreement”) with the FRB dated June 26, 2009, and on June 25, 2009, the Bank agreed to the issuance of a consent order (the “Consent Order”) by the OCC. In general, the FRB Agreement and the Consent Order contained requirements to develop plans to raise capital and to revise and maintain a liquidity risk management program.

By letter dated November 4, 2009 (the “Letter”), the OCC notified the Bank of its finding that the capital plan submitted pursuant to the Consent Order (the “Capital Plan”) was “not acceptable”, stating that the OCC was unable to determine that the Capital Plan “was likely to succeed in restoring the Bank’s capital at this time.” The OCC further advised the Bank that it was being treated as “significantly undercapitalized” within the meaning of the prompt corrective action (the “PCA”) provisions of the Federal Deposit Insurance Act and implementing OCC regulations. The Bank was required to submit a capital restoration plan and a disposition plan pursuant to the Letter. On November 6, 2009, the FRB notified the Company in writing that the Company’s capital plan submitted under the terms of the FRB Agreement was unacceptable in addressing the capital erosion of the Company and the Bank. For further information regarding the requirements and limitations of the OCC Agreement, the FRB Agreement, the Consent Order and the Letter, see Note 17 of the Notes to the Consolidated Financial Statements.

Further, the Bank was unable to meet the regulatory capital maintenance requirements of the Consent Order by the required September 30, 2009 date. As a result of the OCC Agreement, as well as the FRB Agreement, the Consent Order and the Letter, the Company was ineligible for certain actions and expedited approvals without the prior written consent and approval of the applicable regulatory agency. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

In consultation with its professional advisors, the Bank resubmitted a combined CRP and Disposition Plan by the required December 4, 2009 due date. By return letter dated January 8, 2010 (the “Response Letter”), the OCC notified the Bank that its CRP was not acceptable. According to the OCC, the CRP was not accepted because, among other things, it did not meet the statutory requirements that the CRP be based on “realistic assumptions” and be likely to succeed in restoring the Bank’s capital. In addition, on January 12, 2010, the FRB notified the Company that the Company’s capital plan previously submitted to the FRB continued to be unacceptable in addressing the capital erosion of the Company and the Bank. The Response Letter provided that even if the Bank’s capital ratios improve to the undercapitalized category, the Bank would continue to be subject to operational restrictions applicable to significantly undercapitalized institutions until such time as the Bank has submitted to the OCC an acceptable CRP. The OCC also stated its view that the recently announced asset sales by the Bank have increased the overall risk to the Bank’s capital base.

The Company and the Bank continue to diligently work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Consent Order, the FRB Agreement, the Letter and the Response Letter. The Company and the Bank continue to consult with the OCC, FRB and FDIC on a regular basis concerning the Company’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Company’s and Bank’s proposals are accepted by the Company’s and Bank’s Federal regulators, that these proposals will be successfully implemented. While Company’s management continues to exert maximum effort to attract new capital, significant operating losses in 2008 and 2009, significant levels of criticized assets and low levels of capital raise substantial doubt as to Company’s ability to continue as a going concern. Doubt as to the Company’s ability to continue as a going concern was previously disclosed in the Company’s December 31, 2009 earnings release furnished with its February 2, 2010 Form 8-K, Current Report. If the Company is unable to achieve compliance with the requirements of the Consent Order, the FRB Agreement, the Letter and the Response Letter with the OCC and the FRB, or an acceptable CRP under the OCC’s Prompt Corrective Action guidelines, and if the Company cannot otherwise comply with such commitments and regulations, the OCC could force a sale, liquidation or federal conservatorship or receivership of the Bank.

The Bank may be subject to a federal conservatorship or receivership if it cannot comply with the Consent Order, the FRB Agreement, the Letter, the Response Letter, or if its condition continues to deteriorate.

As noted above, the Consent Order requires the Bank to create and implement a capital plan. The Bank has twice submitted capital restoration plans that have been rejected by the OCC and there is no assurance it will be able to submit an acceptable plan. Moreover, the condition of the Bank’s loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete the Bank’s capital and other financial resources. Therefore, should the Bank fail to implement an acceptable CRP and comply with its terms, or fail to comply with capital and liquidity funding requirements, or suffer a continued deterioration in its financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the OCC, with the FDIC appointed as conservator or receiver. If these events occur, AMCORE probably would suffer a complete loss of the value of its ownership interest in the Bank, and the Company subsequently may be exposed to significant claims by the FDIC and the OCC. See Regulatory Developments, under Item 1.

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

Credit risk in the Bank’s portfolio is high due to a concentration in commercial real estate loans with significant deterioration in asset quality and collateral values. The value of real estate collateral supporting many construction and land development loans, commercial loans and multi-family loans have declined and may continue to decline. Extensions of credit for these types of loans has generally ceased, and AMCORE is working actively to manage its remaining construction and development and commercial real estate loan portfolios. However, AMCORE could experience further delinquencies and credit losses in these challenging economic times, if current trends in housing and real estate markets continue to deteriorate, and if efforts to limit losses through workouts of bad loans are unsuccessful.

Recent negative developments in the financial industry and credit markets may continue to adversely impact the Company’s financial condition and results of operations. There is no precise method of predicting loan losses, and therefore there is a risk that charge-offs in future periods will exceed the allowance for loan losses or that additional increases in the allowance for loan losses will otherwise be required. Additions to the allowance for loan losses would cause results of operations to decline in the period(s) in which such additions occur and could also have a material adverse impact on the Company’s capital and financial position. For further information regarding provisions for loan losses, concentrations, credit losses, and non-performing loans, see the discussion of provision for loan losses, and the Asset Quality Review and Credit Risk Management section of Item 7. Management’s Discussion and Analysis.

The Company’s earnings and cash flows are largely dependent upon net interest income.

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

Interest rates are sensitive to many factors that are beyond the Company’s control, including general economic conditions, the policies of various governmental and regulatory agencies and competition. Changes in monetary policy, including changes in interest rates, could influence not only the interest that the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the ability to originate loans and obtain deposits, (ii) the fair value of financial assets and liabilities, and (iii) the average duration of loans and securities which are collateralized by mortgages. Earnings and cash flows could be adversely affected by interest rate changes.

The Company has experienced steady declines in its capital levels as credit losses have risen.

Maintaining sufficient capital serves as a buffer against potential credit and other losses that the Company may encounter during difficult times. There are five levels of capital defined by regulation: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. The OCC has advised the Bank that it is being treated as “significantly undercapitalized”. Capital risk includes the potential effect on the Company’s reputation as well as certain other potential consequences should the capital level fall below well-capitalized. As a result of the Bank being “significantly undercapitalized”, the Bank is currently experiencing changes in the Bank’s borrowing costs and terms from regulatory authorities and other third parties, the Bank’s FDIC deposit insurance premiums, and AMCORE’s ability to access brokered CD markets.

The Company’s capital has declined due to recent credit losses. The Company lost $98 million during the year ended December 31, 2008 and lost $224 million during the year ended December 31, 2009. While it expects to be able to generate profits at some point in the future, there can be no assurance of when, or if, it will return to profitability. Given recent losses, asset quality issues, and overall financial condition, the Company must raise additional capital to provide it with sufficient capital resources and liquidity to comply with regulatory requirements and to meet its commitments and business needs. AMCORE may not be able to raise the necessary capital on favorable terms, or at all. An inability to raise additional capital on acceptable terms could have a materially adverse effect on the Company’s business, financial condition and results of operations.

Liquidity risk could impair the Company’s ability to fund operations.

Liquidity risk is the potential that the Company will be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.

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

As of December 31, 2009, the Bank was considered “significantly undercapitalized” under applicable regulatory guidelines. As a result of this designation, the Bank is no longer eligible to participate in the brokered CD market and is also subject to limitations with respect to interest rates it can offer on deposits, generally limited to rates equal to no more than 75 basis points above prevailing market rates. These limitations, as well as recent increased collateral requirements and advance limitations with respect to other funding sources, may have a material impact on the Bank’s deposit levels and liquidity. In particular, the inability to accept, renew, or roll over brokered deposits could put a severe strain on the Bank’s liquidity because of the limited ability to replace maturing brokered deposits with core deposits.

Current market developments may adversely affect AMCORE’s industry, business, financial condition and results of operations.

Dramatic declines in the housing market during the past two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect the Company’s business, financial condition and results of operations. For example:

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

•

AMCORE may be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums due to depletion of the insurance fund, and a reduction of the ratio of reserves to insured deposits.

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

The capital and credit markets have been experiencing volatility and disruption for over two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that AMCORE will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on its business, financial condition and results of operations.

AMCORE’s deposit insurance premiums have increased which could have a material adverse effect on future earnings.

Due to the impact on the FDIC insurance fund resulting from the recent increase in bank failures, the FDIC raised its insurance premiums and levied special assessments on all financial institutions. In addition, the FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the deposit insurance fund. The FDIC places all financial institutions into one of four risk categories using a two-step process based first on the respective institution’s capital ratios and then on the CAMELS composite supervisory rating assigned to the institution by its primary federal regulator in connection with its periodic regulatory examinations. As of December 31, 2009, the Bank is “significantly undercapitalized” under regulatory guidelines. Due to the “significantly undercapitalized” status of the Bank and other factors indicating higher risk, the FDIC will charge the Bank a higher premium for deposit insurance. The combination of the general increase in FDIC insurance rates and higher FDIC insurance rates resulting from the classification of the Bank in a higher risk category will have an adverse impact on the Company’s results of operations. At this time, the Company is unable to predict the impact in future periods in the event the economic crisis continues or the Bank continues to be deemed “significantly undercapitalized”.

The Company and the Bank are subject to extensive regulation, supervision and examination by federal banking authorities.

Changes in applicable regulations or legislation could have a substantial impact on the Company and its operations. Additional legislation and regulations that could significantly affect the Company’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company’s financial condition and results of operations. In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration. Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. These powers recently have been utilized more frequently due to the serious national, regional and local economic conditions that the Company and other financial institutions are facing. The exercise of regulatory authority may have a negative impact on the Company’s financial condition and results of operations.

AMCORE cannot predict the actual effects on the Company of various governmental, regulatory, monetary and fiscal initiatives, which have been and may be enacted on the financial markets. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity, and a continuation or worsening of current financial market and economic conditions could materially and adversely affect AMCORE’s business, financial condition, results of operations, and the trading price of its common stock. In addition, failure or the inability to comply with these various requirements can lead to diminished reputation and investor confidence, reduced franchise value, loss of business, curtailment of expansion opportunities, fines and penalties, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. For further information, refer to discussion in Key Initiatives, Other Significant Items and Events section of Item 7. Management’s Discussion and Analysis.

Company controls and procedures may fail or be circumvented.

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

The Company may fail to meet continued listing requirements with NASDAQ.

The Company’s common stock is listed on the NASDAQ Global Select Market. As a NASDAQ Global Select Market listed company, AMCORE is required to comply with the continued listing requirements of the NASDAQ Market Place Rules to maintain its listing status which includes maintaining a minimum closing bid price of at least a $1.00 per share for common stock. During 2009, the Company’s common stock traded below the minimum closing bid price requirement under the NASDAQ Market Place Rules.

The Company was notified by NASDAQ on December 9, 2009 of its non-compliance with listing standards. After regaining compliance on January 4, 2010, the Company once again was notified of non-compliance on March 8, 2010. The notification requires compliance with the NASDAQ continued listing requirements within 180 days. If the Company is unable to regain compliance, the common stock would be delisted from the NASDAQ Global Select Market. Delisting could reduce the ability of investors to purchase or sell AMCORE’s common stock as quickly and as inexpensively as they have done historically.

Not maintaining a listing on a major stock market or exchange may result in a material decline in the market price of the Company’s common stock due to a decrease in liquidity and reduced interest by institutions and individuals in investing in the securities. Delisting could also make it more difficult to raise capital in the future.

Poor business decisions or improper implementation of those decisions could results in adverse consequences to the Company.

Identifying and defining goals for the continued growth and success of the Company, developing strategies to accomplish the goals, and acquiring, developing and retaining the physical resources and human capital necessary to successfully execute the strategies are critical to the Company’s success.

Presently, the Company has four primary strategic initiatives: credit risk management, cost efficiencies, capital and liquidity, and broadening customer relationships. The Company’s ability to successfully execute these initiatives depends upon a variety of factors, including its ability to attract and retain experienced personnel, the continued availability of desirable business opportunities and locations, the competitive responses from other financial institutions in its new market areas, the stability of the Bank’s commercial real estate loan portfolio, and the ability to manage client relationships across all of its business segments. For an expanded discussion on these initiatives, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Loss of or damage to the Company’s reputation may affect ongoing profitability.

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

Capital raising activities could dilute the percentage ownership of existing AMCORE shareholders.

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

Changes in the value of financial instruments could adversely affect the Company’s earnings or capital.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	PROPERTIES

On December 31, 2009, AMCORE occupied 73 locations, of which 42 were owned and 31 were leased. The Commercial and Consumer segments occupied 66 locations, of which 38 were owned and 28 were leased. The Investment Management and Trust segment leased one facility. All of these locations are considered by management to be well maintained and adequate for the purpose intended. See Item 1 and Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this document for further information on properties.

During the second quarter 2008, the Bank joined the MoneyPass and Sum, surcharge-free ATM networks. As a result, AMCORE cardholders now have access to surcharge-free transactions at more than 20,000 ATMs across the United States, including a large concentration of ATMs conveniently located in the same geographic regions as AMCORE customers. These new relationships expand AMCORE’s channel of ATMs from 350 at the beginning of 2008, some of which were owned and some co-branded, to more than 1,500 at the end of 2009 throughout Illinois and Wisconsin.

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

As a member of the VISA, Inc. organization (VISA), the Company had previously accrued a $338,000 liability as of December 31, 2008 for its proportionate share of various claims against VISA. Recent additional funding of a litigation escrow account established by VISA has reduced the Company’s proportionate share of its liability to $292,000.

ITEM 4.

Removed and Reserved.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Items 6 and 8 of this document for information on the Company’s stock price ranges and dividends. AMCORE’s common stock trades on the NASDAQ Stock Market under the symbol “AMFI.” There were approximately 9,000 holders of record of AMCORE’s common stock as of March 5, 2010. See Item 12 of this document for information on the Company’s equity compensation plans.

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

The Company’s principal source of funds for dividend payments to its stockholders is dividends received from the Bank. Under applicable banking laws, the declaration of dividends by the Bank in any year, in excess of its net profits, as defined, for that year, combined with its retained net profits of the preceding two years, must be approved by the Office of the Comptroller of the Currency. For further discussion of restrictions on the payment of dividends, see Item 7, Management’s Discussion and Analysis of the Results of Operations and Financial Condition and Note 16 of the Notes to the Consolidated Financial Statements.

The following table presents information relating to all Company repurchases of common stock during the fourth quarter of 2009:

Issuer Purchases of Equity Securities

Period	(a) Total # of Shares Purchased	(b) Average Price Paid per Share	(c) Total # of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum # (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2009	3,188	$.97	—	—
November 1 – 30, 2009	—	—	—	—
December 1 – 31, 2009	—	—	—	—

Total during quarter	3,188	$.97	—	—

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

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Comparison of Selected Financial Data

	2009	2008	2007	2006	2005
	(in thousands, except per share data)
FOR THE YEAR:
Interest income	$189,725	$272,756	$344,016	$339,176	$280,609
Interest expense	114,335	140,871	183,432	174,218	118,975

Net interest income	75,390	131,885	160,584	164,958	161,634
Provision for loan losses	190,157	202,716	29,087	10,120	15,194
Non-interest income	85,421	74,602	70,997	75,589	66,413
Operating expenses	168,560	172,479	165,339	165,365	145,365

(Loss) Income from continuing operations before income taxes	(197,906)	(168,708)	37,155	65,062	67,488
Income tax expense (benefit)	25,877	(70,909)	8,914	18,035	19,501

(Loss) Income from continuing operations	$(223,783)	$(97,799)	$28,241	$47,027	$47,987
Discontinued operations:
(Loss) Income from discontinued operations	—	—	—	(131)	707
Income tax (benefit) expense	—	—	—	(379)	3,753

Income (loss) from discontinued operations	$—	$—	$—	$248	$(3,046)

Net (Loss) Income	$(223,783)	$(97,799)	$28,241	$47,275	$44,941

Return on average assets (1)	-4.70%	-1.91%	0.54%	0.88%	0.94%
Return on average equity (1)	-114.05	-29.64	7.32	11.76	12.18
Net interest margin	1.72	2.84	3.35	3.38	3.51

AVERAGE BALANCE SHEET:
Total assets	$4,763,302	$5,113,525	$5,240,498	$5,369,268	$5,117,654
Gross loans	3,339,750	3,860,934	3,977,028	3,858,163	3,480,947
Earning assets	4,484,009	4,778,752	4,870,255	5,008,905	4,738,688
Deposits	4,046,497	3,878,819	4,117,440	4,224,826	3,978,225
Long-term borrowings	270,919	449,886	396,571	305,078	166,837
Stockholders’ equity	196,222	329,920	385,570	399,916	394,117

ENDING BALANCE SHEET:
Total assets	$3,777,230	$5,059,824	$5,192,778	$5,292,383	$5,344,902
Gross loans	2,152,557	3,786,029	3,932,684	3,946,551	3,721,864
Earning assets	3,549,800	4,664,956	4,796,993	4,863,678	4,935,124
Deposits	3,406,280	3,919,038	4,003,256	4,346,182	4,213,216
Long-term borrowings	229,177	379,667	368,858	342,012	169,730
Stockholders’ equity	36,007	261,998	368,567	400,046	398,517

FINANCIAL CONDITION ANALYSIS:
Allowance for loan losses to year-end loans	6.74%	3.60%	1.35%	1.04%	1.10%
Allowance to non-accrual loans	44.85	44.85	129.70	136.16	187.99
Net charge-offs to average loans	5.34	2.58	0.42	0.26	0.42
Non-accrual loans to gross loans	15.02	8.03	1.04	0.76	0.58
Average long-term borrowings to average equity	138.07	136.36	102.85	76.29	42.33
Average equity to average assets	4.12	6.45	7.36	7.45	7.70

STOCKHOLDERS’ DATA:
Earnings Per Common Share
Basic: (Loss) Income from continuing operations	$(9.78)	$(4.32)	$1.20	$1.87	$1.88
Discontinued operations	—	—	—	0.01	(0.12)

Net (Loss) Income	$(9.78)	$(4.32)	$1.20	$1.88	$1.76

Diluted: (Loss) Income from continuing operations	$(9.78)	$(4.32)	$1.20	$1.86	$1.86
Discontinued operations	—	—	—	0.01	(0.11)

Net (Loss) Income	$(9.78)	$(4.32)	$1.20	$1.87	$1.75

Book value per share	$1.56	$11.55	$16.31	$16.36	$15.65
Dividends per share	—	0.278	0.720	0.721	0.662
Dividend payout ratio	—%	(6.43)%	59.59%	38.23%	37.54%
Average common shares outstanding	22,876	22,629	23,546	25,125	25,473
Average diluted shares outstanding	22,876	22,629	23,556	25,221	25,746

(1)	Ratios from continuing operations.
(2)	All share data have been restated for effects of stock dividends in both June and September 2008.
(3)	2005 and 2006 includes amounts from discontinued operations in connection with the 2005 sale of Investors Management Group, Ltd.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting AMCORE Financial, Inc. and Subsidiaries’ (“AMCORE” or the “Company”) consolidated financial condition as of December 31, 2009 compared to December 31, 2008, and the consolidated results of operations for the three years ended December 31, 2009. The discussion should be read in conjunction with the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements, and selected financial data appearing elsewhere within this report, which have been prepared assuming that the Company will continue as a going concern.

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

Contemplated, projected, forecasted or estimated results in such forward-looking statements involve certain inherent risks and uncertainties. A number of factors – many of which are beyond the ability of the Company to control or predict – could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following possibilities: (I) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the formation of new products by new or existing competitors; (II) adverse state, local and federal legislation and regulation or adverse findings or rulings made by local, state or federal regulators or agencies regarding AMCORE and its operations; (III) failure to obtain new customers and retain existing customers and related deposit relationships; (IV) inability to carry out marketing and/or expansion plans; (V) ability to attract and retain key executives or personnel; (VI) changes in interest rates including the effect of prepayments; (VII) general economic and business conditions which are less favorable than expected; (VIII) equity and fixed income market fluctuations; (IX) unanticipated changes in industry trends; (X) unanticipated changes in credit quality and risk factors; (XI) success in gaining regulatory approvals when required; (XII) changes in Federal Reserve Board monetary policies; (XIII) unexpected outcomes on existing or new litigation in which AMCORE, its subsidiaries, officers, directors or employees are named defendants; (XIV) technological changes; (XV) changes in accounting principles generally accepted in the United States of America; (XVI) changes in assumptions or conditions affecting the application of “critical accounting estimates”; (XVII) inability of third-party vendors to perform critical services for the Company or its customers; (XVIII) disruption of operations caused by the conversion and installation of data processing systems; (XIX) adverse economic or business conditions affecting specific loan portfolio types in which the Company has a concentration, such as construction, land development and other land loans; (XX) zoning restrictions or other limitations at the local level, which could prevent limited branch offices from transitioning to full-service facilities; (XXI) possible changes in the creditworthiness of customers and value of collateral and the possible impairment of collectability of loans; (XXII) changes in lending terms to the Company and the Bank by the Federal Reserve, Federal Home Loan Bank, or any other regulatory agency or third party; (XXIII) the recently enacted Emergency Economic Stabilization Act of 2008, and the various programs the U.S. Treasury and the banking regulators are implementing to address capital and liquidity issues in the banking system, all of which may have significant effects on the Company and the financial services industry, the exact nature and extent of which cannot be determined at this time; (XXIV) failure by the Company or Bank to comply with written agreements, consent orders, written directives, or to develop and implement an acceptable capital restoration plan under the Prompt Corrective Action guidelines, and if the Company cannot otherwise comply with such commitments and regulations, the possibility of a forced sale, liquidation or federal conservatorship or receivership of the Bank; (XXV) significant operating losses, the resulting deterioration in the Company’s and Bank’s capital position and the Company’s current default under its senior debt facility could impact the Company’s ability to continue as a going concern; and (XXVI) the effect of receiving a “going concern” statement in the Report of Independent Registered Public Accounting Firm on the Company’s 2009 Consolidated Financial Statements.

KEY INITIATIVES AND OTHER SIGNIFICANT ITEMS AND EVENTS

Key Initiatives

Credit risk management – Over the past two years, actions that the Company has taken or is taking to enhance the credit risk administration and measurement processes of its banking subsidiary (the “Bank”) include: implemented an expanded risk grading system to provide more detailed information as to the conditions underlying the portfolio; engaged an independent third party to review a representative sample of the commercial loan portfolio to verify risk rating accuracy; shifted virtually all construction and development loan relationships to an experienced specialty unit to manage and reduce the concentration; reorganized the commercial credit approval process; enhanced the processes related to the allowance for loan losses calculation; implemented straight-through-processing system for commercial lending; increased staffing and resources in the Bank’s non-performing assets resolution specialty group, which pursues resolution of non-performing assets; hired a new chief credit officer with strong leadership and portfolio management skills; added qualified and experienced senior staff to manage the credit administration, loan review and appraisal functions; reorganized the commercial line of business to eliminate two layers of management, to improve communication and accelerate decision making; formed a risk committee that reviews the loan portfolio including segments that could develop into a concentration to ensure that the Company is appropriately monitoring and managing its credit portfolio risk; and initiated a plan to substantially lower its exposure to non-strategic, non-relationship based accounts, especially loans concentrated in single-service accounts such as investment real estate loans, while increasing its focus on commercial and industrial relationship lending.

Cost efficiencies – The Company continues its efforts to realign its cost structure to be consistent with its revenue stream. This is being accomplished through a four-prong approach that focuses on automation, vendor management and contract re-negotiation, improved utilization of existing resources and flattening the organization’s hierarchy. Actions taken in 2009 included a five percent reduction in executive salaries, suspension of employee merit increases, bonuses, and the Company’s basic contribution to the 401(k) plan, and a 25% reduction of its work force (the “Restructuring”). The Company has not suspended or reduced its employer matching contributions to the 401(k) plan. Charges of $2.7 million (the “Restructuring Charge”) related to the Restructuring were recorded in 2009.

During 2008, the Company identified five under-utilized high-cost facilities that could be consolidated with other nearby locations (the “Facilities Consolidation”). These were two office buildings, one small older branch in a historical market, one leased Chicago suburban location with minimal consumer activity that housed mainly commercial lenders, and a leased branch with excess capacity, minimal access to customers and high maintenance costs. A $1.5 million non-cash impairment charge was recorded in second quarter 2008 in connection with the Facilities Consolidation. One property was sold during 2008 at an amount equal to its book value while the other properties continue to be listed for sale.

Continuing its efforts to improve efficiencies, better utilize existing space and reduce costs, the Company closed its Lake Zurich limited branch office (LBO) on June 30, 2009, relocating the commercial team to its nearby Vernon Hills branch. During fourth quarter 2009, the Company consolidated operations of three additional branches to other nearby facilities. These facilities included the Elgin-Big Timber branch, where customers will be able to utilize three nearby newer locations; the Wauwatosa, Wisconsin branch, where the commercial team relocated to a nearby leased facility; and the Northbrook LBO, which closed when the full service branch in Northbrook opened (see branch expansion below). Northbrook is the last of the Company’s new branches to open and construction on this new branch was underway for more than a year. No impairment charges were required for any of the 2009 Facilities Consolidations.

Capital and Liquidity – The Company and the Bank are taking all appropriate actions, including pursuing capital raising activities, in order to improve its capital ratios and otherwise enhance its capital position. During fourth quarter 2008, the Company merged its Investment Management and Trust Group into the main Bank charter and suspended its quarterly dividend to preserve capital and parent company liquidity. In 2009, the Bank completed the sale of four Wisconsin branches, sold $136 million in indirect loans, and entered into an agreement to sell fourteen locations in the rural Illinois markets. See Other Significant Items and Events – branch and asset sales below for additional information on other actions taken to improve capital ratios. Also see Regulatory Developments below for additional information regarding the Bank’s plans to raise its capital levels. See Capital Management section below for an expanded discussion of the regulatory capital standards.

During 2009, the Bank continued to build its liquidity reserves to strengthen its funding stability as the economic environment became less stable. AMCORE has also elected to continue to participate in the FDIC Transaction Account Guarantee Program, providing unlimited insurance on non-interest bearing transaction accounts through June 30, 2010. At December 31, 2009, the Bank’s liquidity reserves were approximately $625 million. See Regulatory Developments below for more information regarding the Bank’s liquidity risk management program.

Broadening Customer Relationships – The Company’s reputation for customer and community service has always been an important driver of its business. Reducing its non-relationship accounts, while reaffirming and building upon its core customer relationships, is expected to build consistency across the Company footprint. Developing deep and enduring customer relationships across all our lines of business is a key objective. This “One-Bank” initiative for serving customers across all lines of business will continue as a focus for 2010. The initiative is expected to better leverage the combined expertise of the Company and its people across all lines of business to better meet the customers’ financial needs, while enhancing the profitability of the Company.

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

During 2008, the Bank joined the MoneyPass and Sum, surcharge-free ATM networks. As a result, AMCORE cardholders now have access to surcharge-free transactions at more than 20,000 ATMs across the United States, including a large concentration of ATMs conveniently located in the same geographic regions as AMCORE customers. These new relationships expand AMCORE’s channel of ATMs throughout Illinois and Wisconsin from roughly 350 at the beginning of 2008 to more than 1,500 as of December 31, 2009.

Other Significant Items and Events

Corporate restructuring and key personnel changes – The previously mentioned reduction in workforce resulted in the elimination of approximately 116 positions, including that of the President and Chief Operating Officer, and the Executive Vice President, Commercial Banking Group. As a result of the workforce reductions, one layer and in some cases two layers of management were eliminated, in an effort to improve communications and accelerate decision making in the Company. The Company’s objective is to build an organization that is streamlined, disciplined and driven to weather a variety of economic circumstances.

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

On February 22, 2008, the Board of Directors (the “Board”) elected William R. McManaman as Chief Executive Officer (CEO), effective February 25, 2008, upon the retirement of the former CEO. Prior to his appointment as CEO, Mr. McManaman, had served as a Director of the Company since 1997. On May 6, 2008, the Board elected Mr. McManaman as Chairman of the Board.

Branch expansion – During 2009, the Bank opened three new branches, one in Antioch, Illinois, one in Naperville, Illinois, and one in Northbrook, Illinois. These three locations were already committed to and in the pipeline prior to the recent downturn in the credit cycle. This completes the Branch Expansion initiative that began in 2001. Modifications in branch hours were implemented in April 2009 to more closely reflect customer usage patterns and as part of the Company’s cost reduction measures.

Branch and asset sales – In fourth quarter 2009 the Company sold four branches in rural Wisconsin: Argyle, Belleville, Monroe and New Glarus (the “Wisconsin Branch Sales”) in two separate transactions. These transactions included approximately $87 million in loans, $166 million in deposits and sweep accounts, and $42 million in related trust accounts. The brokerage and 401(k) plan businesses were not part of the Wisconsin Branch Sales and will remain with AMCORE.

In fourth quarter 2009, the Company announced an agreement had been reached to sell 12 branches and two stand-alone drive-ups in the following rural Illinois communities: Dixon, Freeport, Mendota, Oregon, Peru, Princeton, Rock Falls and Sterling (the “Illinois Branch Sale”). The transaction includes approximately $483 million in loans, $540 million in deposits and sweep accounts, and up to $400 million in related trust and brokerage accounts. The 401(k) plan business is not part of the Illinois Branch Sale and will remain with AMCORE. In connection with the Illinois Branch Sale, which is expected to close in March 2010, the Company reclassified the $483 million of loans to held-for-sale.

In fourth quarter 2009, the Company sold $136 million in non-strategic, non-relationship indirect automobile loans (the “Indirect Auto Loan Sale”), at a gain of less than $0.1 million.

In third quarter 2008, the Bank sold $77 million of primarily non-performing and under-performing loans to a third party (the “Loan Sale”). The transaction removed further exposure from these loans and added incremental liquidity to the Bank. The Wisconsin Branch Sales, Illinois Branch Sale and the Indirect Auto Loan Sale have been undertaken or planned by the Company in its efforts to improve its capital ratios. See Regulatory Developments below for additional information regarding the Bank’s plans to raise it capital levels.

Other significant transactions – During 2007, the Company entered into a strategic arrangement with a national mortgage services company to provide private-label loan processing and servicing support (the “Mortgage Restructuring”). As part of this arrangement, the Company sold the majority of its Other Mortgage Servicing Rights (OMSR) portfolio (the “OMSR Sale”) in which it recorded a $2.6 million gain (the “OMSR Gain”). The OMSR Gain was recorded in other income in the Consolidated Statement of Operations. The arrangement offers AMCORE a greater breadth of products, more competitive pricing and greater processing efficiencies. Additionally, the cost structure in the mortgage banking business has become almost entirely variable in nature, allowing the Company to better absorb fluctuations in mortgage volumes. These include the costs of originating loans that are netted against mortgage banking income or interest income, as well as processing and servicing costs of loans retained in the Bank’s portfolio and that are a component of operating expenses.

In 2007, AMCORE redeemed its $40 million, 9.35 percent coupon outstanding trust preferred securities (Trust Preferred) at a cost of $2.3 million that included both a call premium and unamortized issuance expenses (the “Extinguishment Loss”). The Extinguishment Loss was recorded in other expense in the Consolidated Statement of Operations. The redemption was funded with a new lower cost Trust Preferred issuance of $50 million at a rate of 6.45 percent. In first quarter of 2009, the Company elected to defer regularly scheduled quarterly interest payments on the Trust Preferred securities. The deferral of interest does not constitute an event of default, per the terms of the indentures. While the Company defers the payment of interest, it will continue to accrue expense for interest owed at a compounded rate.

On May 3, 2007, the Board authorized the repurchase (the “Repurchase Program”) of up to two million shares of the Company’s stock. The authorization was for a twelve-month period to be executed through open market or privately negotiated purchases. This authorization replaced a previous Repurchase Program that expired May 3, 2007. During 2007, the Company repurchased 2.1 million shares at an average price of $27.92 per share. No shares were purchased during 2008 as increased risks in the economy and in the financial markets made the retention of capital a key consideration. The Repurchase Program expired on May 3, 2008.

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

Net security gains of $23.4 million were realized during 2009 due to the sale of $870 million in bonds. The sale of the securities allowed the Company to restructure its balance sheet through selected debt extinguishments (the “Debt Extinguishment(s)”), enhanced regulatory treatment and improved liquidity. It also allowed the Company to capture gains that might otherwise be jeopardized by the risk of prepayment of the securities. The Company incurred $5.7 million of prepayment fees and costs in connection with the Debt Extinguishments. This amount was recorded in other operating expenses in the Consolidated Statements of Operations.

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

Regulatory developments – On May 15, 2008, the Bank entered into a written agreement with the Office of the Comptroller of the Currency (the “OCC” and the “OCC Agreement”). The OCC Agreement described commitments made by the Bank to address and strengthen banking practices relating to asset quality and the overall administration of the credit function at the Bank.

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

By letter dated November 4, 2009 (the “Letter”), the OCC notified the Bank of its finding that the Capital Plan was “not acceptable”, stating that the OCC was unable to determine that the Capital Plan was “likely to succeed in restoring the Bank’s capital at this time.” The OCC further advised the Bank that it was being treated as “significantly undercapitalized” within the meaning of the prompt corrective action (the “PCA”) provisions of the Federal Deposit Insurance Act and implementing OCC regulations. As a result of this regulatory determination, the Bank thereupon became subject to the PCA activity and operational restrictions applicable to “significantly undercapitalized” depository institutions, including, among other things, the mandatory requirement that the Bank submit an acceptable Capital Restoration Plan (“CRP”), as required under the PCA guidelines, no later than December 4, 2009. The Letter also indicated that the OCC was requiring the Bank to prepare and submit to the OCC a plan for the sale or merger of the Bank (a “Disposition Plan”) by December 4, 2009, as specified under the Consent Order.

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

In consultation with its professional advisors, the Bank resubmitted a combined CRP and a Disposition Plan by the required December 4, 2009 due date. By return letter dated January 8, 2010 (the “Response Letter”), the OCC notified the Bank that its CRP was not acceptable. According to the OCC, the CRP was not accepted because, among other things, it did not meet the statutory requirements that the CRP be based on “realistic assumptions” and be likely to succeed in restoring the Bank’s capital. In addition, on January 12, 2010, the FRB notified the Company that the Company’s capital plan previously submitted to the FRB continued to be unacceptable in addressing the capital erosion of the Company and the Bank. The Response Letter provided that even if the Bank’s capital ratios improve to the undercapitalized category, the Bank would continue to be subject to operational restrictions applicable to significantly undercapitalized institutions until such time as the Bank has submitted to the OCC an acceptable CRP. The OCC also stated its view that the recently announced asset sales by the Bank have increased the overall risk to the Bank’s capital base.

The Company and the Bank continue to diligently work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Consent Order, the FRB Agreement, the Letter and the Response Letter. The Company and the Bank continue to consult with the OCC, FRB and FDIC on a regular basis concerning the Company’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Company’s and Bank’s proposals are accepted by the Company’s and Bank’s Federal regulators, that these proposals will be successfully implemented. While the Company’s management continues to exert maximum effort to attract new capital, significant operating losses in 2008 and 2009, significant levels of criticized assets and low levels of capital raise substantial doubt as to the Company’s ability to continue as a going concern. Doubt as to the Company’s ability to continue as a going concern was previously disclosed in the Company’s December 31, 2009 earnings release furnished with its February 2, 2010 Form 8-K, Current Report. If the Company is unable to achieve compliance with the requirements of the Consent Order, the FRB Agreement, the Letter and the Response Letter with the OCC and the FRB, or an acceptable CRP under the OCC’s Prompt Corrective Action guidelines, and if the Company cannot otherwise comply with such commitments and regulations, the OCC could force a sale, liquidation or federal conservatorship or receivership of the Bank.

Recent market and legislative developments – Despite some signs of improvement, the global and U.S. economies continue to experience significantly reduced business activity and unemployment as a result of, among other factors, disruptions in the financial system during the past two years. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government sponsored entities and major commercial and investment banks.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, subsequent to the end of third quarter 2008, Congress enacted and the President signed into law the Emergency Economic Stabilization Act of 2008 (ESA). Shortly thereafter, the Federal banking agencies announced the Troubled Asset Relief Program (TARP) and Capital Purchase Program (CPP). Collectively, these actions provided a variety of programs that financial institutions could participate in, including the potential sale of certain troubled loans to the United States Government, sale of preferred stock to the United States Treasury and temporary expansion of FDIC insured deposit levels (some voluntary and some automatic). To date, AMCORE has not directly benefited from any of the government programs other than the temporary expansion of FDIC insured deposit levels.

It is not entirely clear what impact the ESA, TARP, including the CPP, the temporary FDIC guarantee expansion and other liquidity and funding initiatives of the Federal Reserve Board (Fed) and other agencies have had on the financial markets given the other difficulties described above, including the continued levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies.

On November 6, 2009, the President signed into law the Worker, Homeownership, and Business Act. Subject to certain limitations, the new law permits businesses, such as AMCORE, with losses in either 2008 or 2009 to claim refunds of taxes paid within the prior five years. As a result of the legislation, the Company has filed refund claims of $36.9 million.

Impact of inflation – Apart from operating expenses, the financial services industry is not directly affected by inflation, however, as the Fed monitors economic trends and developments, it may change monetary policy in response to economic changes which would have an influence on interest rates. See discussion of Net Interest Income, changes due to rate, below.

ACCOUNTING CHANGES AND CRITICAL ACCOUNTING ESTIMATES

Accounting Changes

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – In June 2009, accounting standards were revised to establish the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Company adopted the Codification for the third quarter of 2009, and accordingly this Report on Form 10-K references the Codification as the sole source of authoritative literature.

Transfer of Financial Assets – On June 9, 2009, accounting standards were amended to clarify when a transferor has surrendered control over transferred financial assets and thus is entitled to account for the transfer as a sale. The amendments require a transferor to evaluate its continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The amendments limit the circumstances in which the transfer of a financial asset, or portion of a financial asset, may be treated as a sale. The amendments also establish specific conditions for reporting a transfer of a portion of a financial asset as a sale (i.e., a participating interest). If the transfer does not meet those conditions, a transferor should not account for the transfer as a sale. This amendment most commonly affects when a loan participation may be treated as a sale by the transferor. The amendments require that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets that are accounted for as a sale. The amendments also expand disclosure requirements. The amendments are effective for annual and interim periods beginning after November 15, 2009 and for transfers occurring on or after the effective date. The Company does not expect that adoption of this standard will have a material impact on its Consolidated Balance Sheets or Statements of Operations.

Subsequent Events – On May 28, 2009, accounting standards were revised to set forth general standards for potential recognition or disclosure of events that occur after the balance sheet date but before financial statements are issued, or are available to be issued. The adoption of these amendments in second quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Fair Value Measurements – In April 2009, accounting standards were amended to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly and also provides guidance for determining whether a transaction is orderly. The amendments must be applied prospectively and were effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted for periods ending after March 15, 2009. Adoption of the amendments in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Other-Than-Temporary Impairment – In April 2009, accounting standards were revised to provide expanded guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, the amendments required enhanced disclosures concerning such impairment for both debt and equity securities. The amendments were effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted for periods ending after March 15, 2009. Adoption of the amendments in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Fair Value Disclosure – In April 2009, accounting standards were amended to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. The amendments were effective for interim reporting periods ending after June 15, 2009. Adoption of these standards in second quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Minority Interests – In December 2007, accounting standards were amended to require non-controlling minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statement of Income. The amendments were effective for fiscal years and interim periods beginning on or after December 15, 2008, and were required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of the amendments in first quarter 2009 did not have a material impact on the Consolidated Balance Sheets or Statements of Operations.

Derivative Instruments and Hedging Activities Disclosure – In 2008, accounting standards were amended to provide enhanced disclosures to improve the transparency of financial reporting. The amendments were effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. Adoption of the amendments in the first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

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

Additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Conversely, this evaluation could result in a decrease in the Allowance and Provision. Actual loan losses are charged against and reduce the Allowance when management believes that the collection of principal will not occur and the loss has been confirmed. In general, the amount that the carrying value of impaired real estate loans that is solely dependent upon the underlying collateral for repayment exceeds its appraised value is deemed a confirmed loss and is immediately charged off. Unpaid interest attributable to prior years for loans that are placed on non-accrual status is also charged against and reduces the Allowance. Unpaid interest for the current year for loans that are placed on non-accrual status is charged against and reduces the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to and increase the Allowance.

Those judgments and assumptions that are most critical to the application of this accounting policy are the initial and on-going creditworthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the value and sufficiency of underlying collateral, changes in the value of collateral since the most recent appraisal, the enforceability of third-party guarantees, the frequency and subjectivity of loan reviews and risk grade changes, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the Allowance for actual losses that are greater or less than previously estimated. These judgments and assumptions are dependent upon or can be influenced by a variety of factors including the breadth and depth of experience of lending officers, credit administration and the corporate loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower and changes in the value and availability of the underlying collateral and guarantees.

While the Company strives to timely reflect all known risk factors in its evaluations, the Allowance is highly subjective and actual experience may differ from management’s estimates. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan losses could be materially different. These factors are most pronounced during economic downturns and may continue into an economic recovery, as specific credit performance may not be immediately affected by the stress of the downturn or the benefit of the recovery. Since, as described above, so many factors can affect the amount and timing of losses on loans, it is difficult to predict with a high degree of certainty the effect to income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to have adversely affected the December 31, 2009 carrying value of non-performing loans by ten percent, an additional Provision of $35 million may have been necessary. See also Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Income Taxes – The Company is subject to the income tax laws of the United States and the states in which is conducts business. These laws are complex and are subject to different interpretations by the Company and the various taxing authorities that may result in certain uncertainties as to the final tax liability that is ultimately owed or refund that is due. Accounting standards prescribe a recognition threshold that the Company must evaluate before it can record the benefit of uncertain tax positions taken or expected to be taken in a tax return. When making these evaluations, management must make judgments and estimates about the interpretation and application of these inherently complex and constantly changing tax statutes, related regulations and case law. These judgments and interpretations are subject to challenge by the taxing authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law. As a result, the tax provision that is determined for a given period may subsequently be adjusted by amounts that may be material. The Company has no uncertain tax positions requiring an increase in its tax provision.

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

As of September 30, 2009, after weighing all available positive and negative evidence, the Company concluded that it was no longer more likely than not that some or all of its net deferred tax asset would be realized. In arriving at this conclusion, management determined that the negative weight of increasing cumulative losses, the continued high-level of non-performing loans, declining loan collateral values supporting its non-performing loans and forecasted near-term results was greater than the positive weight of its historical profitability prior to the current economic environment and management’s projections that sufficient taxable income would be generated within the carryforward periods allowed by current federal and state tax regulations. As a result a valuation allowance totaling $118 million, primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards was established. At December 31, 2009 the valuation allowance totaled $110 million. The Company also had $7.7 million in net deferred tax assets associated with net security losses reported in other comprehensive income for which it has also established a valuation allowance. See Note 13 of the Notes to Consolidated Financial Statements.

If the Company generates taxable income in future periods, then the valuation allowance may be partially released to offset the tax on the then current taxable income and fully released when it becomes more likely than not that the remaining deferred tax asset value will be realized in future periods.

OVERVIEW OF OPERATIONS AND SIGNIFICANT CATEGORIES

Overview

AMCORE reported a net loss from continuing operations of $223.8 million or $9.78 per diluted share for the year ended December 31, 2009. This compares to a net loss of $97.8 million or $4.32 for the same period in 2008 and represents a $126.0 million or $5.46 decrease year to year. AMCORE had a negative return on average equity and on average assets from continuing operations for 2009 of 114.05% and 4.70%, respectively, compared to a negative 29.64% and 1.91%, respectively, in 2008.

Significant Categories

Changes in the most significant categories of 2009 net income from continuing operations, compared to 2008, were:

Net interest income – Declined $56.5 million primarily due to lower average loan volume and spreads. Net interest margin was 1.72% in 2009 compared to 2.84% in 2008.

Provision for loan losses – Decreased $12.6 million to $190.2 million in 2009 from $202.7 million in 2008, reflecting $178.4 million in net charge-offs and a $36.9 million net increase in non-performing loans for 2009. The continued replenishment of non-performing loans, coupled with further declines in the fair value of collateral on existing non-performing loans that are collateral dependent, contributed to the continued high level of Provision for 2009.

Non-interest income – Increased $10.8 million to $85.4 million in 2009 compared to $74.6 million in 2008. Declines in investment management and trust income, service charges on deposits and brokerage commission income of $3.0 million, $5.9 million and $1.5 million, respectively, were more than offset by a $21.4 million increase in net security gains.

Operating expenses – Decreased $3.9 million to $168.6 million in 2009 from $172.5 million in 2008. Operating expenses for 2009 included $5.7 million in costs in connection with the Debt Extinguishments, while 2008 operating expenses included the $6.1 million Goodwill Charge and the $1.7 million Facilities Consolidation impairment charge. Personnel costs declined $19.2 million in 2009, compared to 2008. Insurance expense and credit related expenses increased $16.8 million and $7.6 million, respectively. The increase in insurance expense was primarily due to higher FDIC insurance premiums, which included the $2.4 million FDIC Special Assessment.

Income taxes – Income taxes was an expense of $25.9 million in 2009, compared to a benefit of $70.9 million in 2008, an increase of $96.8 million. The increase was primarily due to the $118.0 million charge to establish the deferred tax valuation allowance in third quarter 2009, partially offset by the $30.7 million tax loss carryback benefit recorded in fourth quarter 2009.

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

Overview – Net interest income, on an FTE basis, declined $58.1 million in 2009 and declined $28.1 million in 2008. Declines in FTE interest income of $84.6 million and $70.6 million in 2009 and 2008, respectively, were only partly offset by declines of $26.5 million and $42.6 million, respectively, in interest expense.

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Interest Income Book Basis	$189,725	$272,756	$344,016
FTE Adjustment	1,668	3,227	2,584

Interest Income FTE Basis	191,393	275,983	346,600
Interest Expense	114,335	140,871	183,432

Net Interest Income FTE Basis	$77,058	$135,112	$163,168

Net Interest Spread	1.40%	2.48%	2.85%
Net Interest Margin	1.72%	2.84%	3.35%

Net interest spread and margin (See Table 1) – Net interest spread declined 108 basis points to 1.40% in 2009 from 2.48% in 2008, and decreased 37 basis points in 2008 from the 2007 level of 2.85%. The net interest margin was 1.72% in 2009, a decline of 112 basis points from 2.84% in 2008. The 2008 level was a decrease of 51 basis points from 3.35% in 2007.

The declines in net interest spread and net interest margin for both 2009 and 2008 were primarily due to lower loan yields that were driven by increased levels of non-accrual loans. These were not matched by declines in funding rates as the Bank sought term funding in the form of longer-term bank-issued deposits and wholesale funding sources, and held a portion of the proceeds in short-term liquid investments. In addition, some transactional deposit products have reached levels at which further reductions in rates paid are limited. The effect of shrinking the Company’s loan portfolios also contributed to the decline in net interest income.

Changes due to volume (See Table 1, continued) – In 2009, net interest income (FTE) decreased by $7.5 million due to average volume, which was mainly attributable to a $295 million decrease in average earning assets. Average loan balances decreased by $521 million, while average investment securities and short-term investments increased a combined $200 million. The reduction in average loans included the effect of an overall effort to reduce the Company’s exposure to non-strategic, non-relationship based accounts, the Loan Sale, the Wisconsin Branch Sales and the Indirect Auto Loan Sale. In addition, the Company continues to hold a high proportion of cash equivalents and short-term investments in its efforts to maintain liquidity. The decrease in average loans came from a combined decrease of $448 million in commercial real estate and commercial loans. Average residential real estate loans, including home-equity products, decreased $43 million, while average consumer loan balances decreased $30 million.

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

Changes due to rate (See Table 1, continued) – In 2009, net interest income FTE declined due to average rates by $50.5 million when compared with the same period in 2008. This was comprised of a $68.4 million decrease in interest income that was only partly offset by a $17.9 million decrease in interest expense. Both interest-earning asset yields and interest-bearing liability costs were affected by four separate decreases in the federal funds (Fed Funds) rate totaling a combined 200 basis points, all of which occurred since the first quarter of 2008. In addition, non-performing loans increased from $313 million at December 31, 2008 to $350 million as of December 31, 2009. Non-performing loans peaked at $431 million at September 30, 2009. The Bank must continue to fund these non-earnings assets until they are resolved.

The yield on average earnings assets decreased 151 basis points to 4.27% in 2009 compared to 5.78% in 2008. During the same time periods, the rate paid on average interest bearing liabilities decreased 43 basis points, to 2.87% from 3.30%. Average bank-issued interest-bearing transactional deposits declined $618 million on average, and were partly replaced by a combined $346 million average increase in higher cost bank-issued time deposits and wholesale funding sources. Transactional deposit products yielded 0.40% on average in 2009.

In 2008, net interest income (FTE) declined due to average rates by $23.2 million when compared with 2007. This was comprised of a $64.2 million decrease in interest income that was partially offset by a $41.0 million decrease in interest expense. Both interest-earning asset yields and interest-bearing liability costs were affected by seven separate decreases in the Fed Funds rate totaling a combined 400 basis points that occurred during 2008. In addition, non-performing loans increased from $71 million at December 31, 2007 to $313 million as of December 31, 2008. As noted above, the Bank must continue to fund these non-earning loans until they are resolved. The yield on average earning assets decreased 134 basis points to 5.78% during 2008, compared to 7.12% in 2007. During this same period of time, the rate paid on average interest bearing liabilities decreased 97 basis points, to 3.30% from 4.27%.

Interest rate risk – Like most financial institutions, AMCORE has an exposure to changes in both short-term and long-term interest rates. Among those factors that could further affect net interest margin and net interest spread include: greater and more frequent changes in interest rates, including the impact of basis risk between various interest rate indices such as prime and LIBOR (as is the case with a significant divergence in current market rates), changes in the shape of the yield curve, mismatch in the duration of interest-earning assets and the interest-bearing liabilities that fund them, the effect of prepayments or renegotiated rates, increased price competition on both deposits and loans, promotional pricing on deposits, short-term liquidity needs that could drive up the cost of attracting new funding, changes in the mix of earning assets and the mix of liabilities, including greater or less use of wholesale sources, changes in the level of non-accrual loans, and in an environment where there are rapid and substantial declines in interest rates, the limited ability to reduce certain low-cost deposit product rates (such as NOW accounts) to the same extent that interest-earning assets reprice. As the increased level of non-accrual loans will take time to work out, the Company does not expect a significant recovery in the margin or spread statistics for several quarters.

Provision for Loan Losses

The 2009 Provision was $190 million, a decrease of $12.6 million from $203 million in 2008, reflecting $178 million in net charge-offs and a $36.9 million net increase in non-performing loans for 2009. The continued replenishment of non-performing loans, coupled with further declines in the fair value of collateral on existing non-performing loans that are collateral dependent, contributed to the continued high level Provision and charge-offs for 2009. Net charge-offs were 534 basis points of average loans in 2009, compared to 258 basis points of average loans in 2008. Non-performing loans were $350 million at December 31, 2009 compared to $313 million at December 31, 2008. Non-performing loans is the sum of non-accrual loans, loans that are ninety days past due but are still accruing interest and loans to troubled debtors that have been restructured with concessions made to the borrower (“Troubled Debt Restructurings”). Delinquencies, loans that are thirty to ninety days past due, decreased to $53.6 million at December 31, 2009 from $84.1 million as of December 31, 2008.

The 2008 Provision was $203 million, an increase of $174 million from $29.1 million in 2007. The increase was driven by $99.6 million in net charge-offs and by a $242 million increase in non-performing loans during 2008. Net charge-offs were $99.6 million or 258 basis points of average loans in 2008, compared to $16.9 million or 42 basis points of average loans in 2007. Non-performing loans were $313 million at December 31, 2008 compared to $70.8 million at December 31, 2007. Delinquencies, loans that are thirty to ninety days past due, also increased from $81.2 million at December 31, 2007 to $84.1 million as of December 31, 2008.

The determination of the amount of the Provision involves a variety of subjective judgments and assumptions. These include the initial and on-going creditworthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the value and sufficiency of underlying collateral, changes in the value of collateral since the most recent appraisal, the enforceability of third-party guarantees, the frequency and subjectivity of loan reviews and risk grade changes, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the Allowance for actual losses that are greater or less than previously estimated. These judgments and assumptions are dependent upon or can be influenced by numerous factors including the breadth and depth of experience of lending officers, credit administration and the corporate loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower and changes in the value and availability of the underlying collateral and guarantees. While the Company strives to timely reflect all known risk factors in its evaluations, the Allowance is highly subjective and actual experience may differ from management’s estimates. For additional information see above discussion of Critical Accounting Estimates and the discussion of Allowance for Loan Losses.

Non-Interest Income

Total non-interest income is comprised primarily of fee-based revenues from bank-related service charges on deposits and Investment Management and Trust. Income from bankcard fee income, Bank and Company owned life insurance (COLI), brokerage commission income, mortgage banking income and security gains (losses) are also included in this category.

Overview – For 2009, non-interest income increased $10.8 million to $85.4 million from $74.6 million in 2008. Declines in investment management and trust income, service charges on deposits and brokerage commission income of $3.0 million, $5.9 million and $1.5 million, respectively, were more than offset by a $21.4 million increase in net security gains.

For 2008, non-interest income totaled $74.6 million, an increase of $3.6 million from $71.0 million in 2007. Service charges on deposits increased $3.6 million. A $7.9 million favorable swing in net security gains, from

$5.9 million of losses in 2007 to $2.0 million of gains in 2008, were offset by a $6.3 million decline in other income, a $1.2 million decline in mortgage banking income and a $0.5 million decrease in investment management and trust income. Other income in 2007 included the $2.6 million OMSR Gain (see Significant Transactions, discussed above).

Investment management and trust income – Investment Management and Trust (IMT) income includes trust services, investment management, estate administration, financial planning and employee benefit plan recordkeeping and administration. IMT income totaled $13.3 million in 2009, a decline of $3.0 million from $16.3 million in 2008. This followed a decrease of $0.5 million in 2008 from $16.8 million in 2007. The declines for both 2009 and 2008 were primarily attributable to lower average market values of the underlying managed and administered portfolios. Total assets under administration were $2.0 billion at both December 31, 2009 and 2008.

Service charges on deposits – Service charges on deposits, the Company’s largest source of non-interest income, totaled $27.3 million in 2009, a $5.9 million decline from $33.2 million in 2008. This more than offset a 2008 increase of $3.6 million from $29.6 million in 2007. The decline in 2009 was primarily due to service charges on consumer deposit accounts as consumers altered their spending habits in light of the continued recession. Further declines are expected in 2010 as the Company’s deposit base declines due to the Wisconsin Branch Sales and the Illinois Branch Sale as well as legislative changes expected to be implemented in the middle of 2010.

Service charges on commercial deposit accounts was the primary driver for the 2008 increase as declining interest rates reduced the deposit credit offsetting commercial account activity fees. In addition, service charges on consumer deposits also increased due to enhancements to the Company’s fee structure and waiver policies.

COLI income – COLI income totaled $4.6 million in both 2009 and 2008. Improved yields and mark-to-market adjustments offset a lower earnings base attributable to a $10 million partial redemption of COLI policies in first quarter of 2009. The partial redemption was completed due to lower employee benefit program obligations and to provide additional liquidity at the parent. The $4.6 million of COLI income in 2008 was a $0.9 million decline from $5.4 million in 2007. The 2008 decline was due to the decline in market interest rates and negative mark-to-market adjustments on underlying investments. AMCORE has historically used COLI as a tax-advantaged means of financing its future obligations with respect to certain non-qualified retirement and deferred compensation plans in addition to other employee benefit programs, although the tax advantage is greatly diminished by the Company’s current tax posture. See discussion of deferred tax valuation allowance in the Critical Accounting Estimate section above. As of December 31, 2009, the cash surrender value of COLI was $139 million, compared to $145 million at December 31, 2008.

Bankcard fee income – Bankcard fee income totaled $8.2 million in 2009, a $0.4 million decline from $8.6 million in 2008 and an increase of $0.7 million over bankcard fee income in 2007 of $7.9 million. Decreased card utilization, as consumers altered their spending habits in light of the continued recession, led to the 2009 decline. Further declines are expected in 2010 as the Company’s deposit base declines due to the Wisconsin Branch Sales and the Illinois Branch Sale. A larger cardholder base, increased card utilization and an expanded ATM network contributed to the increase in bankcard fee income in 2008.

Other non-interest income – For 2009, other non-interest income, which includes brokerage commission income, net security gains (losses) and other, totaled $32.0 million, an increase of $20.1 million from $11.9 million in 2008. This was due to a $21.4 million increase in net security gains. The sale of the securities allowed the Company to restructure its balance sheet through the Debt Extinguishments, enhanced regulatory treatment and improved liquidity. It also allowed the Company to capture gains that might otherwise be jeopardized by the risk of prepayment of the securities. Partially offsetting the increase in net security gains was a $1.5 million decline in brokerage commission income.

For 2008, other non-interest income totaled $11.9 million, a $0.6 million increase from 2007. A $7.9 million favorable swing in net security gains, from $5.9 million of losses in 2007 to $2.0 million of gains in 2008, were offset by a $7.4 million decline in other income. Other income declined due to the 2007 $2.6 million OMSR Gain, a decline in customer service income, lower mortgage banking income and higher derivative mark-to-market losses. The derivative losses relate to economic hedges of various loan, deposit and COLI products that do not qualify for hedge accounting.

Operating Expenses

Overview – In 2009, operating expenses were $169 million, a $3.9 million decrease from $173 million in 2008. Operating expenses for 2009 included $5.7 million in costs in connection with the Debt Extinguishments, while 2008 operating expenses included the $6.1 million Goodwill Charge and the $1.7 million Facilities Consolidation impairment charge. Personnel costs declined $19.2 million in 2009, compared to 2008. Insurance expense and credit related expenses increased $16.8 million and $7.6 million, respectively. The increased in insurance expense was primarily due to higher FDIC insurance premiums, which included the $2.4 million FDIC Special Assessment.

In 2008, total operating expenses were $173 million, an increase of $7.1 million or four percent increase from $165 million in 2007. The $6.1 million Goodwill Charge, an $8.2 million increase in credit related expenses, a $3.0 million increase in FDIC insurance costs, a $1.9 million increase in net occupancy expense, and the $1.7 million Facilities Consolidation impairment charge were partially offset by a $6.0 million decline in personnel costs, $4.4 million in various other expenses, a $2.3 million debt extinguishment loss incurred in 2007 and $1.3 million decline in advertising and business development costs.

The efficiency ratio was 105% in 2009, compared to 84% in 2008 and 71% in 2007. The efficiency ratio is calculated by dividing total operating expenses by revenues. Revenues are the sum of net interest income and non-interest income.

Personnel expense – Personnel expense includes compensation expense and employee benefits and is the largest component of operating expenses, totaling a combined $69.8 million in 2009, $88.9 million in 2008 and $94.9 million in 2007. The 2009 decrease of $19.1 million was due to the Restructuring, which included a five percent reduction in executive salaries, suspension of employee merit increases, bonuses, and the Company’s basic contribution to the 401(k) plan, and a 25% reduction of its work force from the end of 2008. The Company’s matching contribution to the 401(k) plan was not affected. The reduction in personnel costs were net of the $2.7 million 2009 Restructuring Charge, compared to $1.9 million of severance related costs in 2008.

For 2008, personnel expenses decreased $6.0 million compared to 2007. The 2008 decrease was primarily due to lower salary and benefits. This included more than an 11% reduction in full-time equivalent positions since the beginning of the year.

Facilities expense – Facilities expense, which includes net occupancy expense and equipment expense, was a combined $24.7 million in 2009, $26.5 million in 2008 and $24.6 million in 2007. This was a $1.8 million decrease in 2009 compared to 2008, and an increase of $1.8 million in 2008 compared to 2007. The decrease in 2009 was primarily due to lower property depreciation, lower utility costs and lower building and equipment service contracts and maintenance partly as a result of branch consolidations. In addition, equipment and software depreciation and desktop PC expenditures declined. The 2008 increase was due to higher rent expense, leasehold amortization and property taxes associated with branches that were not open at all or not open for the full period in 2007.

Professional fees – Professional fees include legal, consulting, auditing and external portfolio management fees and totaled $8.5 million in 2009, $8.6 million in 2008 and $8.4 million in 2007. For 2009, increased regulatory fees, audit fees and legal expenses were offset by lower external portfolio management and consulting fees.

Loan related costs – Loan related costs include loan processing and collection expense, provision for unfunded commitment losses and foreclosed real estate expense and totaled a combined $20.4 million in 2009, $12.8 million in 2008 and $4.6 million in 2007. The $7.6 million increase in 2009 was due to higher foreclosed real estate costs, which included losses on properties held and sold and increased property taxes on higher balances. Also contributing to the $7.6 million increase were higher loan processing and collection costs as the non-performing loan volumes increased and settlement activity accelerated. Partly offsetting these increases were lower provisions for unfunded commitment losses. Expenses increased $8.2 million in 2008 due to increased collection costs on higher non-performing loan balances and estimated losses on letter of credit commitments on defaulted residential development loans.

Insurance expense – Insurance expense, which includes FDIC insurance fund premiums, was $21.5 million, $4.7 million and $1.6 million, respectively, for 2009, 2008 and 2007. Second quarter 2009 included the $2.4 million FDIC Special Assessment. The Company has also experienced increases in FDIC insurance premiums, generally, since the first quarter of 2008, as insurance rates have increased and coverage has broadened, and specifically as the Bank’s risk profile has increased. Barring additional special assessments and general FDIC rate increases, the Company expects insurance costs to decline in 2010, primarily due to a lower deposit base associated with the Wisconsin Branch Sales and the Illinois Branch Sale. Partially offsetting lower FDIC insurance costs in 2010 are expected increases in directors/officers and errors/omissions insurance premium increases.

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

Other operating expenses – Other operating expenses includes data processing expense, communication expense, and other costs, and were a combined $23.6 million in 2009, $24.8 million in 2008 and $31.2 million in 2007. For 2009, reductions in bankcard fees, fraud losses, various discretionary expenses such as travel, training and consumable stationary/supplies, communication and advertising/business development costs declined a net $5.2 million. These decreases were offset by the $5.7 million Extinguishment Loss in 2009, net of the $1.7 million 2008 Facilities Consolidation impairment charge. For 2008, other operating expenses declined a net $6.4 million. Included were reductions in bankcard fees, fraud losses, various discretionary expenses such as travel, training and consumable stationary/supplies, communication and advertising/business development costs and data processing costs. Partly offsetting the declines was the $1.7 million 2008 Facilities Consolidation impairment charge. Many of the reductions, for both 2009 and 2008, were related to the cost efficiencies Key Initiative.

Income Taxes

Income tax was an expense of $25.9 million in 2009, compared to a benefit of $70.9 million in 2008, and an expense of $8.9 million in 2007. The $25.9 million expense in 2009, despite a $197.9 million pre-tax loss, was primarily due to the $118.0 million charge to establish the deferred tax valuation allowance in third quarter 2009. This was partially offset by the $30.7 million tax loss carryback benefit recorded in fourth quarter 2009. The $70.9 million income tax benefit in 2008 was mainly due to pre-tax losses. The $8.9 million 2007 income tax expense was due to pre-tax income net of items that are exempt from taxes.

The effective tax rate was a negative 13.1% in 2009, and positive 42.0% and 24.0% in 2008 and 2007, respectively. The establishment of the deferred tax valuation allowance and its resulting charge to income tax expense led to the negative effective tax rate in 2009. Items that are exempt from taxes, such as municipal bond income and COLI income, while generally resulting in an effective tax rate that is lower than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. Conversely, items that are not deductible for tax purposes, such as goodwill, while generally resulting in an effective tax rate that is higher than the statutory tax rate, have the opposite effect in a period where there is a loss before income taxes. The combined effect of these factors was an effective tax rate that was lower than the statutory tax rate in 2007, but higher than the statutory tax rate in 2008. See Note 13 of the Notes to Consolidated Financial Statements for a reconciliation of the effective tax rates.

BUSINESS SEGMENT REVIEW

AMCORE’s internal reporting and planning process focuses on three primary lines of business (Segment(s)): Commercial Banking, Consumer Banking and Investment Management and Trust. Note 15 of the Notes to Consolidated Financial Statements presents a condensed income statement and total assets for each Segment. The Company previously reported mortgage banking as a separate segment, however, due to the Restructuring, the mortgage business is now part of the consumer banking group.

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

Since there are no comprehensive standards for management accounting that are equivalent to accounting principles generally accepted in the United States of America, the information presented is not necessarily comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. During 2009, operating expense allocations were revised to fully absorb corporate overhead and other previously unallocated costs, and revenues, to each of the segments and treasury operations. In addition, funds transfer prices were revised to allocate the cost of maintaining excess liquidity to the segments. Prior to 2009, both of these items were reflected in the “Other” column, as described below. Due to the practical difficulties associated with restating prior periods, prior periods have not been restated except as noted above combining the Mortgage Banking Segment with the Consumer Banking Segment. Segment results for 2009 have been presented to reflect both the new method with the above changes and the old method with none of the above changes.

Total Segment results differ from consolidated results primarily due to treasury and investment activities such as the offset to the funds transfer adjustments made to the Segments, interest income on the securities investment portfolio, gains and losses on the sale of securities, COLI, CRA related fund income and derivative gains and losses. The impact of these items is aggregated to reconcile the amounts presented for the Segments to the consolidated results and is included in the “Other” column of Note 15 of the Notes to Consolidated Financial Statements. The $118 million deferred tax valuation allowance recorded during the third quarter 2009 has been allocated to Other.

Commercial Banking

The Commercial Banking Segment (Commercial) provides commercial banking services to middle market and small business customers through the Bank’s branch locations. The services provided by Commercial include lending, business checking and deposits, treasury management and other traditional as well as electronic services.

Overview – Commercial net loss for 2009 was $135 million, compared to a net loss of $85.8 million in 2008 and net income of $24.0 million in 2007. Commercial total assets were $2.3 billion at December 31, 2009 and represented 61% of total consolidated assets. This compares to $3.0 billion and 60% at December 31, 2008.

Comparison of 2009 to 2008 – Commercial net loss for 2009 was $135 million, a decline of $49.0 million from 2008 net loss of $85.8 million. The decline was due to a $67.5 million decrease in net interest income and an $11.6 million increase in Provision that were partially offset by a $32.9 million increase in income tax benefit.

The decrease in net interest income was driven by increased levels of non-accrual loans, lower average loan and deposit volumes and the reversal of accrued interest on loans that were placed on non-accrual status during the year and the allocated cost of maintaining excess liquidity. The reduction in average loans included the effect of an overall effort to reduce the Company’s exposure to non-strategic, non-relationship based accounts, the Loan Sale, and the Wisconsin Branch Sales. The continued replenishment of non-performing loans, coupled with further declines in the fair value of collateral on existing non-performing loans that are collateral dependent, contributed to the increased Provision for 2009. A reduction in non-interest expense that was driven by lower direct personnel expenses, the Wisconsin Branch Sales and various cost efficiency initiatives were more than offset by increased allocated support/overhead costs and increased loan related costs. Income tax benefit increased due to a higher net loss before tax.

Comparison of 2008 to 2007 – Commercial net loss for 2008 was $85.8 million, a decline of $109.8 million from 2007 net income of $24.0 million. The decline was due to a $156 million increase in Provision and a $22.9 million decrease in net-interest income that were partially offset by a $68.7 million decrease in income taxes.

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

Overview – Consumer net income for 2009 was $10.1 million, compared to $1.4 million in 2008 and $19.8 million in 2007. Consumer total assets were $674 million at December 31, 2009 and represented 18% of total consolidated assets. This compares to $1.0 billion and 20% at December 31, 2008.

Comparison of 2009 to 2008 – Consumer net income for 2009 was $10.1 million, an increase of $8.7 million from 2008. The increase was primarily due to a $24.2 million decrease in Provision. These were partly offset by a $10.0 million decrease in net interest income, a $4.2 million decrease in non-interest income and a $3.3 million increase in income taxes.

The decrease in Provision was driven by a $249 million reduction in loan balances net of higher loss rates. Lower average loan volumes also contributed to the reduction in net interest income as did the allocated cost of maintaining excess liquidity. Lower loan volumes were due in part to the Wisconsin Branch Sales and the Indirect Auto Loan Sale. The decline in non-interest income was primarily due to lower deposit service fee income accounts as consumers altered their spending habits in light of the continued recession. A reduction in non-interest expense that was driven by lower direct personnel expenses, various cost efficiency initiatives and the Wisconsin Branch Sales were partly offset by increased allocated support/overhead costs. Income taxes increased due to a change from a net loss before tax to net income before tax.

Comparison of 2008 to 2007 – Consumer net income for 2008 was $1.4 million, a decrease of $18.4 million from 2007. The decrease was primarily due to an $18.0 million increase in Provision and an $8.6 million increase in operating expenses. These were partly offset by a $9.5 million decrease in income taxes.

The increase in Provision was mainly due to higher net charge-offs, including $2.5 million in charge-offs on two large home equity credits that were managed by Consumer. The increase in operating expenses was largely due to a $3.6 million goodwill write-off, higher rental expense associated with new branches that were not yet open or not open for the entire period in 2007, the effects of the Facilities Consolidation, and higher allocated expenses. Income taxes were lower due to a change from income before tax to a loss before tax. Higher service charges on deposits, brokerage commission referral income and bankcard fee income in 2008 more than offset the OMSR Gain reported in 2007 that did not recur in 2008 and lower servicing fee income in 2008 due to the OMSR Sale.

Investment Management and Trust

The Investment Management and Trust Segment (IMT) provides wealth management services, which includes trust services, investment management, estate administration, financial planning, employee benefit plan recordkeeping and administration and brokerage services.

Overview – IMT net income for 2009 was $1.0 million, compared to $2.2 million in 2008 and $2.6 million in 2007. IMT total assets were $2 million at December 31, 2009 and represented less than 1% of total consolidated assets. At December 31, 2008, IMT total assets were $11 million, also less than 1% of total consolidated assets.

Comparison of 2009 to 2008 – IMT net income for 2009 was $1.0 million, a decrease of $1.2 million from 2008. A decline in non-interest income was nearly offset by a decrease in non-interest expense and a $0.8 million decrease in income taxes.

The decline in non-interest income was due to lower average market values of the underlying managed and administered portfolios. The reduction in non-interest expense was driven by lower direct personnel expenses and support costs associated with the various cost efficiency initiatives, net of increased allocated support/overhead costs. Income taxes were lower due to lower earnings before income taxes.

Comparison of 2008 to 2007 – IMT net income for 2008 was $2.2 million, a decrease of $0.4 million from 2007. A decline in non-interest income was more than offset by decreases in non-interest expense and income taxes.

The decline in non-interest income was due to lower retirement plan service fees and wealth management fees, both of which were affected by declining administered asset values.

BALANCE SHEET REVIEW

Total assets were $3.8 billion at December 31, 2009, a decrease of $1.3 billion or 25% from December 31, 2008. A $1.6 billion decline in loans and a $376 million decrease in securities available for sale, were partially offset by a $488 million increase in loans held for sale and a $408 million increase in interest earning deposits in banks and Fed Funds sold.

Total liabilities decreased $1.1 billion over the same period and stockholders’ equity decreased $226 million. Bank-issued deposits, wholesale deposits and borrowings decreased $239 million, $274 million and $538 million, respectively. These reductions were a reflection of the decreased funding needs associated with the decrease in assets. The decrease in stockholders’ equity was attributable to the net loss for 2009.

The following discusses changes in the major components of the Consolidated Balance Sheet since December 31, 2008.

Cash and Cash Equivalents

Cash and cash equivalents decreased $81 million from December 31, 2008 to December 31, 2009, as the cash used in financing activities of $884 million exceeded the cash provided by operating activities of $24 million plus the cash provided by investing activities of $779 million. This compares to an increase in cash and cash equivalents of $6 million from December 31, 2007 to December 31, 2008, as the cash provided by operating activities of $56 million exceeded the cash used in investing activities of $9 million plus the cash used in financing activities of $41 million.

The $24 million of cash provided by operating activities during 2009 compares with $56 million provided in 2008, representing a $32 million decrease in cash provided between the two years, primarily due to a decrease in pre-provision, pre-tax earnings. The $779 million of cash provided by investing activities during 2009 compares with $9 million cash used in 2008, for an increase of $788 million in cash provided between the two years. The increase was primarily due to combined increases in proceeds of $1.1 billion from the sales and maturities of securities available for sale, net of increased purchases of $720 million, a decrease in loans $746 million and an increase in loan sale proceeds of $79 million. These were partially offset by an increase in interest earning deposits in banks of $409 million. The $409 million year-over-year increase in interest earning deposits in banks was primarily on deposit with the FRB. The $884 million of cash used in financing activities during 2009 compares with $41 million cash used in 2008, or an increase of $843 million in cash used between the two years. This was primarily due to a $758 million decline wholesale deposits and a $350 million decline in long-term borrowing payments.

Interest Earning Deposits in Banks and Fed Funds Sold

Interest Earning Deposits in Banks and Fed Funds Sold increased to $409 million at December 31, 2009 from $2 million at December 31, 2008. The increase primarily relates to deposits at the FRB as the Company seeks to maintain sufficient liquidity during the current economic cycle.

Loans Held for Sale

Loans held for sale balances increased $488 million to $495 million at December 31, 2009 compared to $7 million at December 31, 2008. Loans totaling $483 million related to the Illinois Branch Sale were reclassified to held for sale during the fourth quarter. At December 31, 2009, mortgage origination fundings awaiting sale were $5 million, compared to $7 million at December 31, 2008. An additional $8 million of non-performing loans were held for sale at December 31, 2009. All loans held for sale are recorded at the lower of cost or market value. The majority of all mortgage loans are sold for a fee net of origination costs.

Securities Available for Sale

Total securities available for sale as of December 31, 2009 were $482 million, a decrease of $376 million or 44% from the prior year-end. At December 31, 2009, the total securities available for sale portfolio comprised 13% of total earning assets, including COLI, compared to 18% for 2008. Among the factors affecting the decision to purchase or sell securities are the current assessment of economic and financial conditions, including the interest rate environment, regulatory capital levels, the liquidity needs of the Company, and its pledging obligations.

As of December 31, 2009, mortgage-backed (MBS), collateralized mortgage obligations (CMO), and other asset-backed (ABS) securities totaled $429 million and represented 89% of total available for sale securities. The distribution included $169 million of MBS and $218 million of CMOs issued by U.S. Government sponsored enterprises (GSEs) and U.S. Government Agencies, and $21 million each of CMOs and ABS that were privately issued.

The $482 million of total securities available for sale includes gross unrealized gains of $2 million and gross unrealized losses of $13 million. Unrealized gains and unrealized losses is the difference between a security’s fair value and carrying value. The fair value of a security is generally influenced by two factors, market risk and credit risk. Market risk is the exposure of the security to changes in interest rate. There is an inverse relationship to changes in the fair value of the security with changes in interest rates, meaning that when rates increase the value of the security will decrease. Conversely, when rates decline the value of the security will increase. Credit risk arises from the extension of credit to a counter-party, for example a purchase of corporate debt in security form, and the possibility that the counter-party may not meet its contractual obligations. The Company’s policy is to invest in securities with low credit risk, such as U.S. Treasuries, U.S. government agencies (such as the Government National Mortgage Association or “GNMA”), GSEs (such as the Federal Home Loan Mortgage Corporation or FHLMC and the Federal National Mortgage Association or FNMA), state and political obligations, and highly-rated private issue mortgage and asset-backed securities. Unlike agency debt, GSE debt is not secured by the full faith and credit of the United States.

The combined effect of the Company’s gross unrealized gains and gross unrealized losses is included as other comprehensive income (OCI) in stockholders’ equity, as none of the securities with gross unrealized losses are considered other than temporarily impaired. Of the $13 million of gross unrealized losses, $10 million relate to securities that have had a fair value less than book value for over twelve months. Included in the $10 million is $1 million related to six private issue mortgage related collateral mortgage obligations and $9 million related to seven private issue asset backed obligations. The Company believes these bonds have sufficient credit enhancement and expects recovery of the entire cost basis of the securities. As of December 31, 2009, the Company does not intend to sell the securities and does not believe it will be required to sell the securities before their anticipated recovery.

For comparative purposes, at December 31, 2008, gross unrealized gains of $13 million and gross unrealized losses of $26 million were included in the securities available for sale portfolio. For further analysis of the securities available for sale portfolio, see Table 4 and Note 3 of the Notes to Consolidated Financial Statements.

Trading Securities

Debt and equity securities held for resale are classified as trading securities and reported at fair value. Realized gains or losses are reported in non-interest income. There were no trading securities at December 31, 2009.

Loans

Loans represent the largest component of AMCORE’s earning asset base. At year-end 2009, total loans were $2.2 billion, a decrease of $1.6 billion from 2008, and represented 59% of total earning assets including COLI. Of the $1.6 billion decline, $706 million is attributable to loans sold or reclassified to loans held for sale in connection with the Wisconsin Branch Sales, the Indirect Auto Loan Sale and the Illinois Branch Sale. The remaining decrease largely reflects the Company’s efforts to substantially reduce its exposure to non-strategic, non-relationship based accounts, especially loans concentrated in single-service accounts such as investment real estate loans, and increased charge-offs. See Table 2 and Note 4 of the Notes to Consolidated Financial Statements.

Total commercial real estate loans, including real estate construction loans, decreased $837 million or 38%. Commercial, financial and agricultural loans decreased $426 million or 55%. Installment and consumer loans decreased $249 million or 66%. Residential real estate loans, including home equity products, decreased $121 million or 27%.

Goodwill

The Company’s goodwill balance of $6.1 million was written off during 2008.

Deposits

Total deposits at December 31, 2009 were $3.4 billion, a decrease of $513 million or 13% when compared to 2008. As noted above, the decrease was driven by reduced funding needs and was comprised of a $239 million decrease in bank-issued deposits and a $274 million decrease in wholesale deposits. The decline in bank-issued deposits included $166 million related to the Wisconsin Branch Sales. Bank-issued deposits represented 76% of total deposits at December 31, 2009 compared to 72% at December 31, 2008. Table 5 shows the maturity distribution of time deposits $100,000 and over.

Borrowings

Borrowings totaled $278 million at year-end 2009 and were comprised of $48 million of short-term and $229 million of long-term borrowings. Comparable amounts at the end of 2008 were $436 million and $380 million, respectively, for a combined decrease in borrowings of $538 million or 66%. The net decrease in borrowings was driven by reduced funding needs and included $248 million in Federal Home Loan Bank (FHLB) advances, $234 million in repurchase agreements (of which $94 million were the customer-sourced repo-sweep product, which is a secured form of borrowing) and $50 million in FRB Term Auction Facility (“TAF”). The decline in FHLB advances and repurchase agreements reflect the impact of the Debt Extinguishment. See Notes 6 and 7 of the Notes to Consolidated Financial Statements.

The Company has $50 million of Trust Preferred securities, $16 million of which qualifies as Tier 1 Capital and $34 million of which qualifies as Tier 2 Capital for regulatory capital purposes for the Company. In first quarter of 2009, the Company elected to defer regularly scheduled quarterly interest payments on the Trust Preferred securities. The deferral of interest does not constitute an event of default, per the terms of the indentures. While the Company defers the payment of interest, it continues to accrue expense for interest owed at a compounded rate. The Bank has two fixed/floating rate junior subordinated debentures totaling a combined $50 million of which $50 million and $31 million qualifies as Tier 2 Capital for regulatory capital purposes for the Bank and the Company, respectively. See also Note 17 of the Notes to the Consolidated Financial Statements.

As of December 31, 2009, the Company had $12.5 million outstanding from a $20 million senior debt facility agreement originally scheduled to mature April 2010. The FRB Agreement and the Consent Order caused the Company to be in technical default of this facility, although the Company had been current with all its payments due under the facility. In July 2009, AMCORE received a waiver of the technical default, paid the facility down by $7.5 million, and the maturity of the remaining $12.5 million was extended to April 2011. At September 30, 2009, as a result of dropping below adequately capitalized at the consolidated level, the Company once again was in technical default under the facility. On December 18, 2009, the Company entered into an amendment with the lender, which modified the covenant relating to capitalization at the parent and bank level so that the Company returned to full compliance with the terms of its credit agreement.

In connection with the amendment the Company paid all accrued interest through the date of the amendment, and agreed to make monthly interest payments thereafter. The Company established a $1.1 million cash interest reserve account with the lender, equal to the anticipated interest payments due from the date of the amendment through the maturity of the facility in April 2011. A new technical default occurred as a result of the Bank’s leverage ratio remaining at significantly undercapitalized as of December 31, 2009. All payments remain current under the facility. Both parties continue to work cooperatively and the Company has not been notified of any acceleration of maturity. Nevertheless, as this remains a potential remedy of the creditor that has not been waived, and notwithstanding the April 2011 due date, the Company has classified the facility as short-term.

For further information see Note 6 of the Notes to the Consolidated Financial Statements.

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

Auto loan sales – Historically, the Company has periodically transferred indirect automobile loans in securitization transactions in exchange for cash and certain retained residual interests. The transfers were structured as sales pursuant to accounting standards.

During 2007, the outstanding balances of the underlying loans fell to a level where the cost of servicing the loans became burdensome in relation to the benefits of servicing. As a result, the Company exercised its Clean-up Call option and repurchased the loans. The carrying value of the retained residual interests was written off.

Mortgage loan sales – The Company sells the majority of the mortgage loans that it originates, including the rights to service the loans sold, to a national mortgage services company in a private-label loan processing and servicing support arrangement. Historically, the Company sold most of the mortgage loans that it originated to the secondary market, but retained the right to service the loans that were sold. As a result, the Company would record an OMSR asset and a gain on the sale of the loans that were transferred. During 2007, the Company sold the majority of its OMSR portfolio, recording the $2.6 million OMSR Gain. At December 31, 2009, the unpaid principal balance of mortgage loans serviced for others was $14 million, compared to $16 million at December 31, 2008. These loans are not recorded on the Company’s Consolidated Balance Sheets. For both December 31, 2009 and December 31, 2008, the Company had recorded $0.1 million, of originated mortgage servicing rights. There were no impairment valuation allowances for either period.

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

As of December 31, 2009, there were no interest rate swaps, caps, collars or floors outstanding. The total notional amount of Interest Rate Derivatives outstanding was $43 million as of December 31, 2008 with a net negative carrying and fair value of $1.0 million. The total notional amount of forward contracts outstanding for mortgage loans to be sold was $16 million and $61 million as of December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, the forward contracts had a net positive carrying and fair value of $0.3 million compared to a net negative carrying and fair value of $0.6 million at December 31, 2008. For further discussion of derivatives, see Notes 8 and 9 of the Notes to Consolidated Financial Statements.

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

At both December 31, 2009 and December 31, 2008, liabilities of less than $0.1 million, representing the value of the guarantee obligations associated with certain of the letters of credit, had been recorded. These amounts are expected to be amortized into income over the lives of the commitments. The contractual amount of all letters of credit was $22 million and $74 million at December 31, 2009 and 2008, respectively. See Notes 9 and 12 of the Notes to Consolidated Financial Statements.

The net carrying value of mortgage loan commitments was a $0.2 million liability and a $0.4 million asset at December 31, 2009 and December 31, 2008, respectively. These amounts represent the fair value of those commitments marked-to-market. The total notional amount of mortgage loan commitments was $11 million at December 31, 2009 and $55 million at December 31, 2008. See Note 8 of the Notes to Consolidated Financial Statements.

At December 31, 2009 and December 31, 2008, the Company had extended $356 million and $596 million, respectively, in loan commitments other than the mortgage loan commitments and letters of credit described above. This amount represented the notional amount of the commitment. A contingent liability of $1.8 million and $5.8 million has been recorded for the Company’s estimate of probable losses on unfunded commitments including letters of credit outstanding at December 31, 2009 and December 31, 2008, respectively.

Equity investments – The Company has some non-marketable equity investments that have not been consolidated in its financial statements but rather are recorded in accordance with either the cost or equity method of accounting depending on the percentage of ownership. At both December 31, 2009 and December 31, 2008, these investments included $4 million in CRA related investments. Not included in the carrying amount were commitments to fund an additional $1.3 million, at some future date. The Company also has recorded investments of $5 million, $20 million, and less than $0.1 million, respectively, in stock of the FRB, the FHLB and preferred stock of Federal Agricultural Mortgage Corporation at December 31, 2009 and December 31, 2008. These investments are recorded at amortized historical cost or fair value, as applicable, with income recorded when dividends are declared.

Other investments, comprised of various affordable housing tax credit projects (AHTCP) and other CRA related investments, totaled approximately $0.5 million and $0.6 million at December 31, 2009 and December 31, 2008, respectively. Losses are limited to the remaining investment and there are no additional funding commitments on the AHTCPs by the Company. Those investments without guaranteed yields were reported on the equity method, while those with guaranteed yields were reported using the effective yield method. The maximum exposure to loss for all non-marketable equity investments is the sum of the carrying amounts plus additional commitments, if any, and the potential for the recapture of tax credits on AHTCP should it fail to qualify for the entire period required by tax regulations.

Other investments – The Company also holds $2 million in a common security investment in AMCORE Capital Trust II (the “Capital Trust”), to which the Company has $52 million in long-term debt outstanding. The Capital Trust, in addition to the $2 million in common securities issued to the Company, has $50 million in Trust Preferred securities outstanding. The $50 million in Trust Preferred securities were issued to non-affiliated investors during 2007 and are redeemable beginning in 2012. In its Consolidated Balance Sheets, the Company reflects its $2 million common security investment on the equity method and reports the entire $52 million as outstanding long-term debt. For regulatory purposes, $16 million of the Trust Preferred securities qualify as Tier 1 capital for the Company and $34 million qualify as Tier 2 capital for the Company.

Fiduciary and agency – The Company’s subsidiaries also hold assets in a fiduciary or agency capacity that are not included in the Consolidated Financial Statements because they are not assets of the Company. Total assets administered by the Company were $2.0 billion at both December 31, 2009 and December 31, 2008.

Contractual Obligations

In the ordinary course of its business, the Company enters into certain contractual arrangements. These obligations include issuance of debt to fund operations, property leases and derivative transactions. With the predominant portion of its business being banking, the Company routinely enters into and exits various funding relationships including the issuance and extinguishment of long-term debt. See the discussion of Borrowings above, and Notes 6 and 7 of the Notes to Consolidated Financial Statements. During 2009, the Company entered into one new lease agreement. Other than these transactions, there were no material changes in the Company’s contractual obligations since the end of 2008. Amounts as of December 31, 2009 are listed in the following table:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Time Deposits	$2,138,872	$1,081,449	$973,053	$83,913	$457
Long-Term Debt (1)	276,976	12,488	47,536	160,526	56,426
Capital Lease Obligations (2)	2,255	225	457	366	1,207
Operating Leases	67,065	4,354	7,844	7,050	47,817
Service Contracts	1,076	415	661	—	—
Planned Pension Obligation Funding	5,871	382	743	736	4,010

Total	$2,492,115	$1,099,313	$1,030,294	$252,591	$109,917

(1)	Includes related interest. Interest calculations on debt with call features were calculated through the first call date. Any debt with floating rates was calculated using the rate in effect at December 31, 2009. See Note 7 of Notes to the Consolidated Financial Statements.
(2)	Includes related interest. See Note 5 of Notes to the Consolidated Financial Statements.

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT

AMCORE’s credit risk is centered in its loan portfolio, which totaled $2.2 billion, or 59% of earning assets, including COLI on December 31, 2009. The objective in managing loan portfolio risk is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer’s failure to perform according to the terms of a transaction. To achieve this objective, AMCORE strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration and borrower concentration.

The Company is also exposed to carrier credit risk with respect to its $139 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts” in which its credit exposure is to a specific investment portfolio rather than the carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. Separate accounts constitute the majority of AMCORE’s COLI portfolio. In terms of COLI accounts where AMCORE is directly exposed to carrier risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major rating agencies.

Allowance for Loan Losses – The Allowance is a significant estimate that is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb inherent losses that are probable as of the reporting date. If not, an additional Provision is made to increase the Allowance. Conversely, this review could result in a decrease in the Allowance.

This evaluation includes specific loss estimates on certain individually reviewed impaired loans and statistical loss estimates for loan groups or pools that are based on historical loss experience. The loan pools for which historical loss rates are tracked and applied are: commercial and industrial loans; construction and development loans; commercial real estate loans; home equity lines of credit; home equity loans; first lien mortgages; indirect consumer loans; and direct consumer loans. Within these pool categories, the Company determines a range of loss rates by specific risk grades and credit score bands. Loss rates are updated quarterly, and due to the current point of the credit cycle, the Company has been applying loss rates at the higher end of the range. Also included are other loss estimates, which reflect the current credit environment, economic factors and concentration characteristics that are not otherwise captured in or have changed from the historical loss rates.

The determination by management of the appropriate level of the Allowance amounted to $145 million at December 31, 2009, compared to $136 million at December 31, 2008, an increase of $9 million or 6%. Specific loss estimates on individually reviewed impaired loans and loss estimates on loan pools increased $7 million and $2 million, respectively, at December 31, 2009 compared to December 31, 2008. The increase was due to higher specific loss estimates on individually reviewed impaired loans, higher estimated pool loss rates and continued deterioration of real estate values and reduced sales activity in the Midwest that affects the liquidity and capital resources of borrowers and the borrower’s ability to make principal and interest payments when due. All of these factors are a reflection of the increases in non-performing loans and net charge-offs.

At December 31, 2009, the Allowance as a percent of total loans and of non-performing loans was 6.74% and 41%, respectively. These compare to the same ratios at December 31, 2008 of 3.60% and 44%.

Net Charge-offs – Net charge-offs were $178 million in 2009, an increase of $78 million from $100 million in 2008. This was 5.34% and 2.58% of average loans, respectively. Increases included commercial real estate net charge-offs of $58 million, commercial and industrial net charge-offs of $16 million, and $6 million in consumer/installment net charge-offs. Net charge-offs of residential real estate loans declined $1 million.

For loans that are collateral dependent, such as most commercial real estate loans, losses are deemed confirmed for the portion of a loan that exceeds the fair value of the collateral that can be identified as uncollectible. In general, this is the amount that the carrying value exceeds its appraised value. As a result, charge-offs of collateral dependent loans typically occur earlier than a charge-off of a loan that is not collateral dependent. Loans become collateral dependent as other sources of repayment become inadequate over time and the importance of the collateral’s value, as the sole source of repayment, increases. This has increasingly been the case as the effects of the economic downturn continues and other liquidity and capital resources of the borrowers and guarantors beyond the underlying collateral are depleted, and is the primary reason for the increase in net charge-offs in 2009 compared to 2008. In the event the deemed confirmed losses prove too conservative, some portion of these charge-offs will result in recoveries in future quarters. Generally, it is AMCORE’s policy to not rely upon appraisals that are older than one year prior to the date that impairment is being measured, although it not always possible to obtain updated appraisals as frequently as they may be desired. This has especially been the case over the past two years as volatility in property values have caused the appraisal industry’s resources to be over burdened. The most recent appraised values may be adjusted if, in management’s judgment, experience and other market data indicate that the property’s value, use, condition, exit market or other variable affecting its value may have changed since the appraisal was performed. In those instances, new appraisals are typically ordered and an additional loss allocation may be provided, if there is an estimated decline in value, pending confirmation of the amount of the loss from an updated appraisal.

While the Company strives to reflect all known risk factors in its evaluation, the ultimate loss could differ materially from the current estimate. See Critical Accounting Estimates for a discussion of the judgments and assumptions that are most critical in determining the adequacy of the Allowance.

Non-performing Assets – Non-performing assets consist of non-accrual loans, loans ninety days past due and still accruing interest, Troubled Debt Restructurings, foreclosed real estate and other repossessed assets. Troubled

Debt Restructurings are intended to result in loan terms that are more manageable for the borrower and result in a higher recovery value for the Company than proceeding with foreclosure or other collection activities. They can, under certain circumstances, also permit the loan to return to performing status at some point in the future. As the Company works out of and reduces its inventory of non-accrual loans, the level of restructured loans and foreclosed assets may increase for a period of time.

Non-performing assets totaled $381 million as of December 31, 2009, an increase of $51 million from $330 million at December 31, 2008. The increase since December 31, 2008 consisted of a $37 million increase in non-performing loans and a $14 million increase in foreclosed assets. Loans past due ninety or more days and still accruing interest declined by $5 million. The Company experienced growth in non-performing assets through third quarter 2009, peaking at $454 million. During fourth quarter 2009, non-performing assets declined by $73 million as resolution, collection and charge-offs exceeded deterioration for the first time since first quarter 2006. Total non-performing assets represented 10.08% and 6.53% of total assets at December 31, 2009 and December 31, 2008, respectively.

Delinquencies, loans that are thirty to eighty-nine days past due were $54 million at December 31, 2009, a decrease of $30 million or 36% since December 31, 2008. Fourth quarter 2009 was the third consecutive quarterly decrease in delinquencies, which are at their lowest level since fourth quarter 2006. To the extent that delinquencies are a potential pipeline into non-performing loans this, along with the fourth quarter decline in non-performing assets, could be an indication that recent credit cycle may be easing or at least in a pause.

In addition to the amount of non-accruing and delinquent loans over ninety days past due, management is aware that other possible credit problems of borrowers may exist. These include loans that are migrating from grades with lower risk of loss probabilities into grades with higher risk of loss probabilities, as performance and potential repayment issues surface. The Company monitors these loans and adjusts its historical loss rates in its Allowance evaluation accordingly. The most severe of these are credits that are classified as substandard assets due to either less than satisfactory performance history, lack of borrower’s sound worth or paying capacity, or inadequate collateral. As of December 31, 2009 and December 31, 2008, there were $5 million and $11 million, respectively, in this risk category that were 60 to 89 days delinquent and $17 million and $20 million, respectively, that were 30 to 59 days past due. At December 31, 2009, 93% of these loans were current or less than thirty days past due.

Concentration of Credit Risks – As previously discussed, AMCORE strives to maintain a diverse loan portfolio in an effort to minimize the effect of credit risk. Summarized below are the characteristics of classifications that exceed 10% of total loans.

Commercial, financial, and agricultural loans were $346 million at December 31, 2009, and comprised 16% of gross loans, of which 13.65%% were non-performing. Net charge-offs of commercial loans in 2009 and 2008 were 4.93% and 1.91%, respectively, of the average balance of the category.

Commercial real estate and construction loans were $1.4 billion at December 31, 2009, comprising 63% of gross loans, of which 21.31% were classified as non-performing. Net charge-offs of construction and commercial real estate loans during 2008 and 2007 were 6.73% and 3.30%, respectively, of the average balance of the category.

The above commercial loan categories included $382 million in construction, land development loans and other land loans and $495 million of loans to lessors of non-residential building, respectively. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans totaled $126 million at December 31, 2009, and represented 6% of gross loans, of which 7.79% were non-performing. Net charge-offs of residential real estate during 2009 and 2008 were 0.67% and 0.15%, respectively, of the average balance in this category. The Bank does not engage in sub-prime lending.

Home equity lines and loans were $191 million at December 31, 2009, and comprised 9% of gross loans, of which 0.74% were non-performing. Net charge-offs of home equity lines and loans during 2009 and 2008 were 0.67% and 1.51%, respectively, of the average balance in this category.

Installment and consumer loans were $129 million at December 31, 2009, and comprised 6% of gross loans, of which 1.09% were non-performing. Net charge-offs of consumer loans during 2009 and 2008 were 3.60% and 1.61%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $97 million at December 31, 2009. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $893 million of interest-only loans, of which $468 million are included in the construction and commercial real estate loan category, $252 million are included in the commercial, financial, and agricultural loan category, and $166 million are in home equity loans and lines of credit. The Company does not have any negative amortization loans, and does not have material concentrations in relation to its total portfolio of high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period. The Company does not ordinarily permit monthly payments that are less than the interest that is accrued on the loan other than in a Troubled Debt Restructuring or work-out situation.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Overview – Liquidity management is the process by which the Company, through its Asset and Liability Committee (ALCO) and capital markets and treasury function, ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is derived primarily from bank-issued deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources have typically included brokered CD’s, Fed Funds purchased lines, FRB discount window advances, Treasury, tax and loan (TT&L) note accounts, Term Auction Facility (TAF) borrowings, FHLB advances, repurchase agreements, the sale or securitization of loans, subordinated debentures, balances maintained at correspondent banks and access to other capital market instruments. In the current environment and due to the recent performance of the Company, the Company has been subject to increased collateral requirements and other limitations to secured funding. Bank-issued deposits, which exclude wholesale deposits, are considered by management to be the primary, most stable and most cost-effective source of funding and liquidity.

As of the end of 2009, both the Company and the Bank were below adequacy minimums for regulatory capital purposes. The Bank was “undercapitalized” for its Total Capital and Tier 1 Capital Ratios and “significantly undercapitalized” for its leverage ratio under applicable regulatory guidelines. The leverage capital ratio reflects, in part, the effect of maintaining high liquidity. As a result, the Bank is no longer eligible to participate in the brokered CD market and is also subject to limitations with respect to interest rates it can offer on deposits, generally limited to rates equal to no more than 75 basis points above prevailing market rates. These limitations, as well as recent increased collateral requirements and advance limitations with respect to other funding sources, may have a material impact on the Bank’s deposit levels and liquidity. While Company’s management continues to exert maximum effort to retain existing funding sources and to attract new funding sources, significant operating losses in 2008 and 2009, significant levels of criticized assets and low levels of capital raise substantial doubt as to Company’s ability to continue as a going concern. Doubt as to the Company’s ability to continue as a going concern was previously disclosed in the Company’s December 31, 2009 earnings release furnished with its February 2, 2010 Form 8-K, Current Report. If the Company is unable to achieve compliance with the requirements of the Consent Order, the FRB Agreement, the Letter and the Response Letter with the OCC and the FRB, or an acceptable CRP under the OCC’s Prompt Corrective Action guidelines, and if the Company cannot otherwise comply with such commitments and regulations, the OCC could force a sale, liquidation or federal conservatorship or receivership of the Bank.

Uses of liquidity include funding credit obligations to borrowers, funding of mortgage originations pending sale, withdrawals by depositors, repayment of debt when due or called, maintaining adequate collateral for public deposits, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

Since December 31, 2008, wholesale funding, which includes borrowings and brokered deposits, decreased $812 million, while bank-issued deposits declined $239 million. These, coupled with a $224 million net loss for the year, reflect a $1.3 billion decrease in total assets. The decrease in borrowings also reflects the impact of the Debt Extinguishments. Wholesale funding represented 29% of total assets at December 31, 2009, compared to 37% as of the end of 2008. As of December 31, 2009, the Company’s cash and cash equivalents was approximately $625 million.

Investment securities portfolio – Historically, scheduled maturities of the Company’s investment securities portfolio and the prepayment of mortgage and asset backed securities represent a significant source of liquidity. Approximately $12 million, or three percent, of the securities portfolio will contractually mature in 2010. See Table 4. This does not include mortgage and asset backed securities since their payment streams may differ from contractual maturities because borrowers may have the right to prepay obligations, typically without penalty. For example, scheduled maturities for 2009, excluding mortgage and asset backed securities, were $82 million, whereas actual proceeds from the portfolio, which included scheduled payments and prepayments of mortgage and asset backed securities, were $626 million. This compares to proceeds of $304 million and $196 million in 2008 and 2007, respectively.

At December 31, 2009, securities available for sale were $482 million or 13% of total assets compared to $858 million or 17% at December 31, 2008.

Loans – Continued funding of loans is the most significant liquidity need, representing 57% of total assets as of December 31, 2009. Since December 31, 2008, loans decreased $1.6 billion. Loans held for sale, which represents mortgage origination funding awaiting sale, the Illinois Branch Sale and certain non-performing loans held for sale increased $488 million. The scheduled repayments and maturities of loans represent a substantial source of liquidity. Table 3 shows, for selected loan categories, that $411 million in maturities are scheduled for 2010.

Bank-issued deposits – Bank-issued deposits are the most cost-effective and reliable source of liquidity for the Company. During 2009, bank-issued deposits declined $239 million, reflecting in part the Wisconsin Branch Sales. Scheduled maturities of time deposits of $100,000 or more, as reflected in Table 5, are $615 million in 2010, of which $254 million are bank-issued. As a result of the FRB Agreement, the Consent Order, the Letter, and the Response Letter, the Bank is subject to restrictions on the interest rates that it may offer to its depositors. Under the applicable restrictions, the Bank cannot pay interest rates higher than 75 basis points above the prevailing market rates for each deposit type. To the extent local competitors offer higher rates, the Bank may be negatively affected in replacing run-off deposits and attracting new deposits.

Wholesale deposits – Wholesale deposits, which includes brokered CD’s, have historically been readily available source of liquidity for the Company. As noted above, the Bank is no longer eligible to participate in the brokered CD market. At December 31, 2009, wholesale deposit balances were $808 million. Due to the referenced limitations, as these deposits mature, the Bank will be required to replace the funding from other available sources of liquidity. During 2010, $361 million in wholesale deposits are scheduled to mature.

Parent company – In addition to the overall liquidity needs of the Company, the parent company requires adequate liquidity to pay its expenses, repay debt when due and pay stockholder dividends. Historically, liquidity has been provided to the parent company through the Bank in the form of dividends. The Bank is currently limited by regulation, and by the FRB Agreement, the Consent Order, the Letter, and the Response Letter in the amount of dividends that it can pay, without prior regulatory approval. For the foreseeable future, Bank retained earnings are not expected to be paid as dividends absent prior regulatory approval, which is unlikely.

Other sources of liquidity – As of December 31, 2009, other sources of potentially available liquidity included secured borrowings from the FRB and the FHLB. Due to recent performance of the Company, unsecured borrowings from government agencies and other sources, such as Fed Funds, has been limited. The Bank’s indirect auto portfolio, which at December 31, 2009 was $97 million, is a potential source of liquidity through future loan sales or securitizations. During fourth quarter 2009, $136 million of loans were sold in the Indirect Auto Loan Sale. An extension of the Temporary Account Guaranty Program (currently scheduled to expire on June 30, 2010) could also serve as a continued source of liquidity. These potential sources are not committed lines, therefore the availability and terms (including advance rates on collateral) can vary. The recent trends have been for lower advance or lending rates on assets.

Other uses of liquidity – At December 31, 2009, other potential uses of liquidity totaled $389 million and included $356 million in commitments to extend credit, $11 million in residential mortgage commitments primarily held for sale, and $22 million in letters of credit. At December 31, 2008, these amounts totaled $489 million. The June 30, 2010 scheduled expiration of the Temporary Account Guaranty Program could also result in a use of liquidity.

The Company entered into a stock redemption agreement (Redemption Agreement) on October 16, 1989, as amended September 30, 1993, pursuant to Section 303 of the Internal Revenue Code to pay death taxes and other related expenses of certain stockholders. Such redemptions may be subject to bank regulatory agency approvals or limited by debt covenant restrictions.

The Company’s remaining $12.5 million credit facility is due April 15, 2011. However, as noted above, a technical default has occurred as a result of the Bank’s leverage ratio remaining at significantly undercapitalized as of December 31, 2009. All payments remain current under the facility, both parties continue to work cooperatively, and the Company has not been notified of any acceleration of maturity. Nevertheless, as this remains a potential remedy of the creditor that has not been waived, and notwithstanding the April 2011 due date, the Company has classified the facility as short-term.

Capital Management

Total stockholders’ equity at December 31, 2009 was $36 million, a decrease of $226 million from December 31, 2008. The decrease in stockholders’ equity was due to a $224 million decrease in retained earnings, which included the $118 million valuation allowance for deferred income taxes. No dividends were paid during 2009, compared to $6 million in 2008. In addition to the cash dividends, the Company paid stock dividends in June and September 2008 equivalent to $0.135 per share each. The book value per share decreased $9.99 per share to $1.56 at December 31, 2009, down from $11.55 at December 31, 2008.

The Company has occasionally repurchased shares in open market and private transactions in accordance with Exchange Act Rule 10b-18. These repurchases are used in part to replenish the Company’s treasury stock for reissuances related to stock options and other employee benefit plans. Included in the repurchased shares are direct repurchases from participants related to the administration of the Amended and Restated AMCORE Stock Option Advantage Plan. In 2009, the Company repurchased 3,188 shares at an average price of $0.97. In 2008, the Company repurchased 15,315 shares in open-market and private transactions at an average price of $22.74 per share.

AMCORE has outstanding $52 million of capital securities through the Capital Trust, $2 million of which are common equity securities owned by the Company. Of the $50 million preferred securities, $16 million qualifies as Tier 1 capital and $34 million qualifies as Tier 2 Capital for regulatory capital purposes. The Company also has $50 million of fixed/floating rate junior subordinated debentures outstanding. The entire $50 million qualifies as Tier 2 Capital for the Bank while $31 million qualifies for the Company for regulatory capital purposes.

As the following table indicates, as of December 31, 2009, both the Company is below adequate regulatory minimums. The Bank is significantly undercapitalized. See Note 17, of the Notes to Consolidated Financial

Statements for the Bank’s capital ratios. For the Bank, there are five levels of capital defined by the regulations: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. At the current capital levels, the Bank is considered “significantly undercapitalized”. Like many financial institutions, the Bank has historically maintained capital at or above the well-capitalized minimum. Also, like many financial institutions during the past two years, the Bank has experienced steady declines in its capital levels as credit losses have risen. The Company expects the credit crisis that is affecting the economy in general to persist into 2010, and will likely bring with it additional credit losses. As a result of being below adequately capitalized, among other things, there will be increases in the Company’s borrowing costs and the Bank is unable to access the brokered CD markets. As noted above under Regulatory Developments, the Company is subject to the FRB Agreement, the Consent Order, the Letter and the Response Letter requiring it to increase capital to a level greater than the level required to be considered “well-capitalized” under applicable regulations.

	December 31, 2009		December 31, 2008
Consolidated	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets)	$124,038	4.53%	$408,205	10.04%
Total Adequately Capitalized Minimum	218,986	8.00%	325,333	8.00%

Amount (Below) Above Regulatory Minimum	$(94,948)	(3.47)%	$82,872	2.04%

Tier 1 Capital (to Risk Weighted Assets)	$62,019	2.27%	$306,245	7.53%
Tier 1 Adequately Capitalized Minimum	109,493	4.00%	162,666	4.00%

Amount (Below) Above Regulatory Minimum	$(47,474)	(1.73)%	$143,579	3.53%

Tier 1 Capital (to Average Assets)	$62,019	1.50%	$306,245	6.06%
Tier 1 Adequately Capitalized Minimum	165,336	4.00%	202,006	4.00%

Amount (Below) Above Regulatory Minimum	$(103,317)	(2.50)%	$104,239	2.06%

Risk Weighted Assets	$2,737,330		$4,066,661

Average Assets	$4,133,408		$5,050,150

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

While AMCORE manages other risks in its normal course of operations, such as credit and liquidity risk, it considers interest-rate risk to be its most significant market risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of AMCORE’s business activities and operations. In addition, since as of December 31, 2009 AMCORE does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. During 2009, there were no material changes in AMCORE’s primary market risk exposures. Based upon current expectations, no material changes are anticipated in the future in the types of market risks facing AMCORE.

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

The following table summarizes the affect on annual income before income taxes based upon an immediate increase or decrease in interest rates of 100 basis points and no change in the slope of the yield curve:

Change In Interest Rates	As of December 31, 2009	As of December 31, 2008
+100	+8.8%	+4.6%
-100	+0.4%	-8.3%

The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies. The above results do not take into account any management action to mitigate potential risk.

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET

	Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
Assets:
Investment securities (1) (2)	$745,457	$24,512	3.29%	$875,336	$41,225	4.71%	$874,459	$39,391	4.50%
Short-term investments	366,172	898	0.25%	36,554	752	2.06%	8,551	494	5.77%
Loans held for sale	32,630	1,692	5.18%	5,928	388	6.55%	10,217	606	5.94%

Loans:
Commercial	631,434	28,837	4.57%	774,948	45,206	5.83%	798,290	64,949	8.14%
Commercial real estate	1,973,774	90,371	4.58%	2,278,095	133,619	5.87%	2,371,388	182,143	7.68%
Residential real estate	167,801	8,964	5.34%	208,998	12,218	5.85%	254,871	15,521	6.09%
Home equity lines and loans	244,062	11,074	4.54%	246,121	14,697	5.97%	238,595	19,207	8.05%
Consumer	322,679	25,045	7.76%	352,772	27,878	7.90%	313,884	24,289	7.74%

Total loans (1) (3)	$3,339,750	$164,291	4.92%	$3,860,934	$233,618	6.05%	$3,977,028	$306,109	7.70%

Total interest-earning assets	$4,484,009	$191,393	4.27%	$4,778,752	$275,983	5.78%	$4,870,255	$346,600	7.12%
Allowance for loan losses	(162,056)			(102,853)			(44,917)
Non-interest-earning assets	441,349			437,626			415,160

Total assets	$4,763,302			$5,113,525			$5,240,498

Liabilities and Stockholders’ Equity:
Interest bearing deposits & savings deposits	$953,458	$3,840	0.40%	$1,571,500	$26,607	1.69%	$1,813,939	$59,984	3.31%
Time deposits	1,471,880	48,851	3.32%	1,035,212	40,807	3.94%	1,139,694	53,053	4.66%

Total bank issued interest-bearing deposits	$2,425,338	$52,691	2.17%	$2,606,712	$67,414	2.59%	$2,953,633	$113,037	3.83%
Wholesale deposits	1,090,482	44,066	4.04%	796,528	37,327	4.69%	665,935	34,150	5.13%
Short-term borrowings	196,524	3,748	1.91%	402,187	13,608	3.38%	276,439	13,728	4.97%
Long-term borrowings	270,919	13,830	5.03%	449,886	22,522	4.92%	396,571	22,517	5.68%

Total interest-bearing liabilities	$3,983,263	$114,335	2.87%	$4,255,313	$140,871	3.30%	$4,292,578	$183,432	4.27%
Non-interest bearing deposits	530,677			475,579			497,872
Other liabilities	53,140			52,713			64,478
Realized Stockholders’ Equity	201,239			334,189			394,228
Other Comprehensive Loss	(5,017)			(4,269)			(8,658)

Total Liabilities & Stockholders’ Equity	$4,763,302			$5,113,525			$5,240,498

Net Interest Income (FTE)		$77,058			$135,112			$163,168

Net Interest Spread (FTE)			1.40%			2.48%			2.85%

Interest Rate Margin (FTE)			1.72%			2.84%			3.35%

(1)	The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis (FTE) assuming a federal tax rate of 35%. FTE adjustments totaled $1.7 million in 2009, $3.2 million in 2008, and $2.6 million in 2007.
(2)	The average balances of the securities are based on amortized historical cost.
(3)	The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield related loan fees of $2.5 million, $3.1 million, and $3.2 million for 2009, 2008, and 2007 respectively.

TABLE 1

ANALYSIS OF NET INTEREST INCOME AND AVERAGE BALANCE SHEET—(Continued)

	Years Ended December 31,
	2009/2008			2008/2007
	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)	Increase/(Decrease) Due to Change in		Total Net Increase (Decrease)
	Average Volume	Average Rate		Average Volume	Average Rate
	(in thousands)
Interest Income:
Investment securities	$(5,509)	$(11,204)	$(16,713)	$40	$1,794	$1,834
Short-term investments	1,340	(1,194)	146	747	(489)	258
Loans held for sale	1,401	(97)	1,304	(276)	58	(218)
Loans:
Commercial	(7,534)	(8,835)	(16,369)	(1,918)	(17,825)	(19,743)
Commercial real estate	(16,368)	(26,880)	(43,248)	(6,834)	(41,690)	(48,524)
Residential real estate	(2,265)	(989)	(3,254)	(2,702)	(601)	(3,303)
Home equity lines and loans	(122)	(3,501)	(3,623)	589	(5,099)	(4,510)
Consumer	(2,343)	(490)	(2,833)	3,035	554	3,589

Total loans	(29,064)	(40,263)	(69,327)	(8,705)	(63,786)	(72,491)

Total Interest-Earning Assets	$(16,172)	$(68,418)	$(84,590)	$(6,401)	$(64,216)	$(70,617)

Interest Expense:
Interest bearing deposits	$(7,749)	$(15,018)	$(22,767)	$(7,176)	$(26,201)	$(33,377)
Time deposits	15,235	(7,191)	8,044	(4,585)	(7,661)	(12,246)

Total bank issued interest-bearing deposits	(4,464)	(10,259)	(14,723)	(12,132)	(33,491)	(45,623)
Wholesale deposits	12,394	(5,655)	6,739	6,296	(3,119)	3,177
Short-term borrowings	(5,320)	(4,540)	(9,860)	5,074	(5,194)	(120)
Long-term borrowings	(9,182)	490	(8,692)	2,875	(2,870)	5

Total Interest-Bearing Liabilities	$(8,654)	$(17,882)	$(26,536)	$(1,574)	$(40,987)	$(42,561)

Net Interest Income (FTE)	$(7,518)	$(50,536)	$(58,054)	$(4,827)	$(23,229)	$(28,056)

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

TABLE 2

ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE

	2009	2008	2007	2006	2005
	(dollars in thousands)
LOAN PORTFOLIO AT YEAR END:
Commercial, financial and agricultural	$345,645	$771,679	$767,312	$798,168	$818,657
Real estate-commercial	1,222,018	1,931,962	1,901,453	1,926,813	1,821,868
Real estate-construction	139,532	267,061	459,727	420,379	310,006
Real estate-residential	125,880	182,932	224,572	257,565	240,818
Home equity lines and loans	190,579	254,945	243,848	235,935	219,005
Installment and consumer	128,903	377,450	335,772	307,691	311,497
Direct lease financing	—	—	—	—	13

Gross loans	$2,152,557	$3,786,029	$3,932,684	$3,946,551	$3,721,864
Allowance for loan losses	(145,022)	(136,412)	(53,140)	(40,913)	(40,756)

Net Loans	$2,007,535	$3,649,617	$3,879,544	$3,905,638	$3,681,108

SUMMARY OF LOSS EXPERIENCE:
Allowance for loan losses, beginning of year	$136,412	$53,140	$40,913	$40,756	$40,945
Amounts charged-off:
Commercial, financial and agricultural	32,674	16,938	6,967	4,792	11,064
Real estate-commercial	135,721	76,423	7,195	2,965	240
Real estate-residential	1,161	314	278	376	742
Home equity lines and loans	1,786	3,768	396	288	270
Installment and consumer	13,584	7,978	6,318	6,096	5,354
Direct lease financing	—	—	—	7	91

Total Charge-offs	$184,926	$105,421	$21,154	$14,524	$17,761

Recoveries on amounts previously charged off:
Commercial, financial and agricultural	1,539	2,114	1,825	1,300	969
Real estate-commercial	2,790	1,304	267	356	231
Real estate-residential	43	1	91	412	94
Home equity lines and loans	144	62	58	24	98
Installment and consumer	1,976	2,299	2,053	2,469	1,700
Direct lease financing	—	—	—	—	—

Total Recoveries	$6,492	$5,780	$4,294	$4,561	$3,092

Net Charge-offs	$178,434	$99,641	$16,860	$9,963	$14,669
Provision charged to expense	190,157	202,716	29,087	10,120	15,194
Reductions due to sale of loans and other (1)	3,113	19,803	—	—	714

Allowance for Loan Losses, end of year	$145,022	$136,412	$53,140	$40,913	$40,756

RISK ELEMENTS:
Non-accrual loans	$323,365	$304,176	$40,972	$30,048	$21,680
Past due 90 days or more not included above	$3,992	$8,889	$29,826	$2,315	$8,533
Troubled debt restructuring	$22,636	$—	$11	$12	$13
RATIOS:
Allowance for loan losses to year-end loans	6.74%	3.60%	1.35%	1.04%	1.10%
Allowance to non-accrual loans	44.85%	44.85%	129.70%	136.16%	187.99%
Net charge-offs to average loans	5.34%	2.58%	0.42%	0.26%	0.42%
Recoveries to charge-offs	3.51%	5.48%	20.30%	31.40%	17.41%
Non-accrual loans to gross loans	15.02%	8.03%	1.04%	0.76%	0.58%

(1)	During 2009, the Bank sold $136 million of indirect loans to a third party and $89 million of loans in connection with the sale of four Wisconsin branches. Also in 2009, $489 million in loans were reclassed to loans held for sale on the Consolidated Financial Statements. During 2008, the Bank sold $77 million of primarily non-performing and under-performing loans to a third party. See Note 4 of the Notes to Consolidated Financial Statements for further information. 2005 includes estimated loss on unfunded commitments. See Note 12 of the Notes to Consolidated Financial Statements for further information.

TABLE 2

ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE—(Continued)

The allocation of the allowance for loan and lease losses at December 31, was as follows:

	2009		2008		2007		2006		2005
	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
	(dollars in thousands)
Commercial, financial and agricultural	$29,421	18.9%	$23,700	20.1%	$37,550	20.1%	$20,730	21.2%	$20,602	22.2%
Commercial RE	109,343	59.1%	95,455	59.0%	8,702	59.6%	8,106	58.0%	8,760	56.0%
Residential RE	808	5.0%	954	5.4%	327	6.4%	508	6.8%	502	6.5%
Home equity lines and loans	2,296	7.3%	2,668	6.4%	356	6.0%	465	5.9%	457	6.2%
Installment and consumer	3,154	9.7%	13,635	9.1%	6,205	7.9%	6,410	8.1%	6,436	9.1%
Unallocated	—	*	—	*	—	*	4,694	*	3,999	*

Total	$145,022	100.0%	$136,412	100.0%	$53,140	100.0%	$40,913	100.0%	$40,756	100.0%

*	Not applicable

TABLE 3

MATURITY AND INTEREST SENSITIVITY OF LOANS

	December 31, 2009
	Time Remaining to Maturity				Loans Due After One Year
	Due Within One Year	One To Five Years	After Five Years	Total	Fixed Interest Rate	Floating Interest Rate
	(in thousands)
Commercial, financial and agricultural	$284,469	$174,183	$34,363	$493,015	$143,951	$64,595
Real estate-construction	126,594	13,900	—	140,494	11,739	2,161

Total	$411,063	$188,083	$34,363	$633,509	$155,690	$66,756

This table includes loans related to the pending sale of 14 locations to Midland States Bank, Effingham, Illinois that have been reclassified to held for sale.

TABLE 4

MATURITY OF SECURITIES

	December 31, 2009
	U.S. Treasury		Government Sponsored Enterprises (1)		States and Political Subdivisions (2)		Corporate Obligations and Other (3)		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities Available for Sale (4):
One year or less	$10,490	0.14%	$—	—	$1,375	5.40%	$401	0.13%	$12,266	0.73%
After one through five years	—	—	—	—	2,778	6.79%	—	—	2,778	6.79%
After five through ten years	—	—	—	—	5,765	6.19%	—	—	5,765	6.19%
After ten years	—	—	—	—	7,203	6.11%	25,412	1.17%	32,615	2.26%
Mortgage-backed and asset-backed securities (5)	—	—	386,990	3.78%	—	—	42,029	3.48%	429,019	3.75%

Total Securities Available for Sale	$10,490	0.14%	$386,990	3.78%	$17,121	6.19%	$67,842	2.60%	$482,443	3.62%

(1)	Includes U.S. Government agencies.
(2)	Yields were calculated on a tax equivalent basis assuming a federal tax rate of 35%.
(3)	Includes fair value of $25 million in equity investments which are included in the due “after ten years” classifications.
(4)	Amounts are reported at fair value. Yields were calculated based on amortized cost.
(5)	Includes $9 million of general obligations of FHLB and FNMA that are structured to have payment characteristics of a collateralized mortgage obligation security. Mortgage-backed and asset-backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Therefore, these securities are not included within the maturity categories above.

TABLE 5

MATURITY OF TIME DEPOSITS $100,000 OR MORE

	As of December 31, 2009
	Time Remaining to Maturity
	Due Within Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
	(in thousands)
Certificates of deposit	$161,533	$187,563	$266,070	$627,794	$1,242,960
Other time deposits	—	—	—	838	838

Total	$161,533	$187,563	$266,070	$628,632	$1,243,798

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$56,851	$138,017
Interest earning deposits in banks and fed funds sold	409,459	1,665
Loans held for sale	495,198	6,749
Securities available for sale, at fair value	482,443	858,218
Gross loans	2,152,557	3,786,029
Allowance for loan losses	(145,022)	(136,412)

Net loans	$2,007,535	$3,649,617
Company owned life insurance	139,191	144,599
Premises and equipment, net	73,050	91,955
Foreclosed real estate, net	30,629	16,899
Deferred tax assets	—	69,490
Income tax receivable	37,294	—
Accrued interest receivable	10,239	17,365
Other assets	35,341	65,250

Total Assets	$3,777,230	$5,059,824

LIABILITIES
Deposits:
Non-interest bearing deposits	$499,964	$465,382
Interest bearing deposits	766,921	1,224,166
Time deposits	1,331,740	1,147,856

Total bank issued deposits	$2,598,625	$2,837,404
Wholesale deposits	807,655	1,081,634

Total deposits	$3,406,280	$3,919,038
Short-term borrowings	48,464	435,783
Long-term borrowings	229,177	379,667
Accrued interest payable	20,778	24,250
Accounts payable and accrued expenses	21,982	21,994
Other liabilities	14,542	17,094

Total Liabilities	$3,741,223	$4,797,826

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	$—	$—
Common stock, $0.22 par value; authorized 45,000,000 shares;

	December 31, 2009	December 31, 2008
Issued	30,205,313	30,078,990
Outstanding	23,103,072	22,682,317	6,712	6,684
Treasury stock	7,102,241	7,396,673	(164,929)	(172,293)
Additional paid-in capital			62,804	69,838
Retained earnings			141,901	365,684
Accumulated other comprehensive loss			(10,481)	(7,915)

Total Stockholders’ Equity			$36,007	$261,998

Total Liabilities and Stockholders’ Equity			$3,777,230	$5,059,824

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2009	2008	2007
	(in thousands, except share data)
INTEREST INCOME
Interest and fees on loans	$163,740	$233,056	$305,580
Interest on securities:
Taxable	21,320	33,610	33,520
Tax-exempt	2,075	4,950	3,816

Total Income on Securities	$23,395	$38,560	$37,336

Interest on federal funds sold and other short-term investments	29	561	295
Interest and fees on loans held for sale	1,692	388	606
Interest on deposits in banks	869	191	199

Total Interest Income	$189,725	$272,756	$344,016

INTEREST EXPENSE
Interest on deposits	$96,757	$104,741	$147,187
Interest on short-term borrowings	3,748	13,608	13,728
Interest on long-term borrowings	13,830	22,522	22,517

Total Interest Expense	$114,335	$140,871	$183,432

Net Interest Income	75,390	131,885	160,584
Provision for loan losses	190,157	202,716	29,087

Net Interest (Loss) Income After Provision for Loan Losses	$(114,767)	$(70,831)	$131,497

NON-INTEREST INCOME
Investment management and trust income	$13,310	$16,269	$16,765
Service charges on deposits	27,312	33,241	29,618
Company owned life insurance income	4,582	4,566	5,429
Brokerage commission income	2,730	4,273	4,174
Bankcard fee income	8,170	8,594	7,862
Net security gains (losses)	23,389	2,018	(5,920)
Other	5,928	5,641	13,069

Total Non-Interest Income	$85,421	$74,602	$70,997
OPERATING EXPENSES
Compensation expense	$56,264	$72,081	$75,822
Employee benefits	13,497	16,831	19,102
Net occupancy expense	15,538	16,514	14,652
Equipment expense	9,184	9,943	9,963
Data processing expense	2,770	2,962	3,369
Professional fees	8,506	8,624	8,397
Insurance expense	21,532	4,687	1,603
Communication expense	4,317	5,054	5,258
Loan processing and collection expense	10,247	6,977	3,718
Provision for unfunded commitment losses	—	4,804	(161)
Foreclosed real estate expense	10,146	1,031	1,088
Goodwill impairment	—	6,148	—
Other	16,559	16,823	22,528

Total Operating Expenses	$168,560	$172,479	$165,339

(Loss) Income before income taxes	$(197,906)	$(168,708)	$37,155
Income tax expense (benefit)	25,877	(70,909)	8,914

Net (Loss) Income	$(223,783)	$(97,799)	$28,241

(LOSS) INCOME PER COMMON SHARE
Basic	$(9.78)	$(4.32)	$1.20
Diluted	(9.78)	(4.32)	1.20
DIVIDENDS PER COMMON SHARE	$—	$0.278	$0.720

AVERAGE COMMON SHARES OUTSTANDING
Basic	22,876	22,629	23,546
Diluted	22,876	22,629	23,556

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands, except share data)
Balance at December 31, 2006	$6,660	$(120,859)	$66,851	$458,363	$(10,969)	$400,046

Comprehensive Income (Loss):
Net Income	—	—	—	28,241	—	28,241
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	6,363	6,363
Less reclassification adjustment for net security losses included in net income	—	—	—	—	5,920	5,920
Pension transition obligation amortization	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income	—	—	—	—	(4,672)	(4,672)

Comprehensive Income	—	—	—	28,241	7,653	35,894
Cash dividends on common stock-$0.720 per share	—	—	—	(16,829)	—	(16,829)
Purchase of 2,135,617 shares for the treasury	—	(59,609)	—	—	—	(59,609)
Deferred compensation and other	—	—	245	—	—	245
Stock-based compensation	—	—	1,685	—	—	1,685
Reissuance of 254,717 treasury shares for incentive plans	—	8,078	(1,608)	—	—	6,470
Issuance of 28,883 common shares for Employee Stock Plan	6	—	659	—	—	665

Balance at December 31, 2007	$6,666	$(172,390)	$67,832	$469,775	$(3,316)	$368,567

Comprehensive Income (Loss):
Net Loss	—	—	—	(97,799)	—	(97,799)
Net unrealized holding losses on securities available for sale arising during the period	—	—	—	—	(5,639)	(5,639)
Less reclassification adjustment for net security gains included in net loss	—	—	—	—	(2,018)	(2,018)
Pension transition obligation amortization	—	—	—	—	42	42
Income tax effect related to items of other comprehensive income (loss)	—	—	—	—	3,016	3,016

Comprehensive Income (Loss)	—	—	—	(97,799)	(4,599)	(102,398)
Cash dividends on common stock-$0.278 per share	—	—	—	(6,292)	—	(6,292)
Purchase of 15,315 shares for the treasury	—	(348)	—	—	—	(348)
Deferred compensation and other	—	—	53	—	—	53
Stock-based compensation	—	—	2,122	—	—	2,122
Reissuance of 20,015 treasury shares for incentive plans	—	445	(585)	—	—	(140)
Issuance of 77,875 common shares for Employee Stock Plan	18	—	416	—	—	434

Balance at December 31, 2008	$6,684	$(172,293)	$69,838	$365,684	$(7,915)	$261,998

Comprehensive Income (Loss):
Net Loss	—	—	—	(223,783)	—	(223,783)
Net unrealized holding gains on securities available for sale arising during the period	—	—	—	—	25,866	25,866
Less reclassification adjustment for net security gains included in net loss	—	—	—	—	(23,389)	(23,389)
Pension transition obligation amortization	—	—	—	—	38	38
Income tax effect related to items of other comprehensive income (loss)	—	—	—	—	(5,081)	(5,081)

Comprehensive Income (Loss)	—	—	—	(223,783)	(2,566)	(226,349)
Purchase of 3,188 shares for the treasury	—	(3)	—	—	—	(3)
Deferred compensation and other	—	—	(62)	—	—	(62)
Stock-based compensation	—	—	824	—	—	824
Reissuance of 216,138 treasury shares for incentive plans, net of cancellations	—	5,536	(6,151)	—	—	(615)
Issuance of 126,323 common shares; 81,482 treasury shares for Employee Stock Plan	28	1,831	(1,645)	—	—	214

Balance at December 31, 2009	$6,712	$(164,929)	$62,804	$141,901	$(10,481)	$36,007

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Cash Flows From Operating Activities
Net (loss) income	$(223,783)	$(97,799)	$28,241
Adjustments to reconcile net (loss) income from operations to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	7,699	8,775	8,105
Goodwill impairment	—	6,148	—
Amortization and (accretion) of securities, net	1,916	(375)	588
Stock-based compensation expense	833	2,223	1,889
Tax benefit on exercise of stock options	—	—	764
Excess tax benefits from stock-based compensation	—	—	(733)
Provision for loan losses	190,157	202,716	29,087
Company owned life insurance income, net of claims	(4,582)	(4,567)	(5,439)
Net gain on sale of branches	(1,790)	—	—
Net securities (gains) losses	(23,389)	(2,018)	5,920
Net loss (gain) on sale of loans	22	—	(243)
Valuation write downs on foreclosed real estate	4,272	(85)	778
Net gain on sale of Other Mortgage Servicing Rights (OMSRs)	—	—	(2,556)
Net gain on sale of mortgage loans held for sale	(764)	(581)	(1,002)
Originations of mortgage loans held for sale	(284,051)	(197,657)	(238,924)
Proceeds from sales of mortgage loans held for sale	287,047	195,125	250,108
Deferred income tax (benefit) expense	64,438	(44,274)	(9,848)
Decrease (increase) in other assets	12,163	(20,419)	6,837
(Decrease) increase in other liabilities	(5,856)	8,880	(11,735)

Net cash provided by operating activities	$24,332	$56,092	$61,837

Cash Flows From Investing Activities
Proceeds from maturities of securities available for sale	$625,565	$304,447	$196,074
Proceeds from sales of securities available for sale	870,385	50,829	200,159
Purchase of securities available for sale	(1,096,224)	(376,277)	(333,421)
Net decrease (increase) in federal funds sold and other short-term investments	—	10,500	(10,500)
Net (increase) decrease in interest earning deposits in banks	(407,794)	717	1,094
Net decrease (increase) in loans	690,492	(55,064)	(12,770)
Proceeds from the sale of loans	136,172	57,558	—
Net proceeds from sale of OMSRs	—	—	17,529
Proceeds from surrender of company owned life insurance	10,000	—	—
Net payments to settle branch sales	(75,844)	—	—
Premises and equipment expenditures, net	843	(8,034)	(10,654)
Proceeds from the sale of foreclosed real estate	25,447	6,294	2,199

Net cash provided by (used in) investing activities	$779,042	$(9,030)	$49,710

Cash Flows From Financing Activities
Net increase (decrease) in non-interest-bearing demand deposits	$91,187	$(43,007)	$(34,681)
Net (decrease) increase in interest-bearing demand deposits	(387,905)	(643,467)	66,298
Net increase (decrease) in time deposits	224,367	118,438	(175,490)
Net (decrease) increase in wholesale deposits	(273,979)	483,818	(199,053)
Net (decrease) increase in short-term borrowings	(487,798)	(150,624)	116,316
Proceeds from long-term borrowings	—	200,000	211,738
Payment of long-term borrowings	(50,008)	(13)	(41,245)
Dividends paid	—	(6,292)	(16,829)
Issuance of shares for employee stock plan	214	434	665
(Cancellation) reissuance of treasury shares for incentive plans	(615)	(140)	5,706
Excess tax benefits from stock-based compensation	—	—	733
Purchase of shares for treasury	(3)	(348)	(59,609)

Net cash used in financing activities	$(884,540)	$(41,201)	$(125,451)

Net change in cash and cash equivalents	$(81,166)	$5,861	$(13,904)
Cash and cash equivalents:
Beginning of year	138,017	132,156	146,060

End of year (1)	$56,851	$138,017	$132,156

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$100,585	$101,669	$152,308
Interest paid on borrowings	$17,221	34,686	35,193
Income tax (refunds, net of payments), payments net of refunds	(29,483)	294	18,715
Non-Cash Investing and Financing
Foreclosed real estate—acquired in settlement of loans	45,510	18,997	5,903
Transfer current portion of long-term borrowings to short-term borrowings	100,482	189,319	144,025
Capitalized interest	48	116	139

(1)	For the year ended December 31, 2009, cash and cash equivalent balances included $1.1 million in restricted cash. See Note 1 of the Notes to Consolidated Financial Statements for further information.

See accompanying notes to consolidated financial statements.

AMCORE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

Going Concern

The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Significant operating losses in 2008 and 2009, significant levels of criticized assets and low levels of capital raise substantial doubt about the Company’s ability to continue as a going concern. See Note 12. Doubt as to the Company’s ability to continue as a going concern was previously disclosed in the Company’s December 31, 2009 earnings release furnished with its February 2, 2010 Form 8-K, Current Report. Other than a valuation allowance for deferred tax assets, the Consolidated Financial Statements do not include any adjustment that might result from the outcome of this uncertainty. See Note 13.

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

Significant Accounting Policies

Principles of Consolidation – The financial statements include the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation – Loans and fixed assets related to the pending branch sale have been reclassified to loans held for sale and other assets, respectively, at lower of cost or market. See Note 2 for additional information.

Cash and Cash Equivalents – For purposes of reporting cash flows, the Company considers cash on hand, amounts due from banks, and cash items in process of clearing to be cash and cash equivalents. Cash flows for federal funds sold and interest-earning deposits in banks are not included in cash and cash equivalents. In connection with the December 2009 amendment to the senior debt, see Note 6 for further discussion, a cash reserve account in the amount of $1.1 million was established. The amount of the reserve account equals the anticipated interest payments due through maturity on said debt and is restricted as to access.

Loans Held for Sale – Loans originated and intended for sale are recorded at the lower of cost or fair value. Mortgage loans originated and held for sale are sold for a fixed fee net of origination costs. Gains and losses on the sale of mortgage loans are included in other non-interest income.

Securities and Other Investments – Debt securities can be classified into three categories: held to maturity, trading, and available for sale. There were no held to maturity or trading securities outstanding during 2009 and 2008. Securities available for sale are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated Other Comprehensive Income (Loss) (OCI) until realized. The interest method is used for the amortization and accretion of premiums and discounts. The objective of the interest method is to measure periodic interest income at a constant effective yield. The cost of securities sold is determined on a specific identification method.

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

Loans and Allowance for Loan Losses – Loans that management has the ability and intent to hold for the foreseeable future are recorded at the amount advanced to the borrower plus certain costs incurred by the Company to originate the loan, less certain origination fees that are collected from the borrower. The carrying amount of loans is reduced as principal payments are made. Payments made by the borrower are allocated between interest income and principal payment based upon the outstanding principal amount and the contractual rate of interest. The carrying amount is further adjusted to reflect amortization of the origination costs, net of origination fees. These items are amortized over the expected life of the loan using methods that approximate a constant effective yield.

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

Additions to the Allowance are charged against earnings for the period as a provision for loan losses (the “Provision”). Actual loan losses are charged against the Allowance when management believes that the collection of principal will not occur and the loss has been confirmed. In general, the amount that the carrying value of impaired real estate loans that is solely dependent upon the underlying collateral for repayment exceeds its appraised value is deemed a confirmed loss and is immediately charged off. The accrual of interest income is generally discontinued (the “Non-Accrual Status”) when management believes that collection of principal and/or interest is doubtful. Generally, loans that are not well secured and in the process of collection are placed in Non-Accrual Status when payment becomes past due for more than 90 days except for residential real estate loans which are placed on Non-Accrual Status at 120 days past due. Unpaid interest attributable to prior years for loans that are placed on Non-Accrual Status are also charged against the Allowance. Unpaid interest for the current year for loans that are placed on Non-Accrual Status are reversed against the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to the Allowance. Payments received from the borrower after a loan is placed on Non-Accrual Status are applied to reduce the principal balance of the loan until such time that collectability of remaining principal and interest is no longer doubtful. See Note 4 for additional information.

Concentration of Credit Risk – The Company has a significant concentration in commercial real estate loans to builders and developers. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the real estate market.

Bank and Company Owned Life Insurance (COLI) – The Company has purchased life insurance coverage for certain officers. Premiums paid for the policies, net of any charges that would not be recoverable upon surrender of the policies, are recorded as assets on the Consolidated Balance Sheets. Increases or decreases in cash surrender value (other than proceeds from death benefits) are recorded as other income. Proceeds from the death of an insured first reduce the cash surrender value attributable to the individual policy with any additional proceeds recorded as other income in the period of death.

Premises and Equipment – Premises and equipment including leasehold improvements are stated at cost less accumulated depreciation and amortization. Land is carried at cost. Capitalized leases are recorded at the present value of minimum lease payments over the life of the lease (limited to the fair value of the property at the inception of the lease) less accumulated amortization. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 15 to 30 years. Furniture, fixtures, equipment and software are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Leasehold improvements and capitalized leases are amortized straight-line over the lesser of their respective lease terms or useful lives. Rent expense for operating leases that include scheduled rent increases or rent holidays are recognized straight-line over the lease term, including the rent holiday period. Rent expense for operating leases that do not include scheduled rent increases or rent holidays are recognized in accordance with their contractual terms. See Note 5 for additional information.

Intangible Assets – Certain intangible assets, such as goodwill, have arisen from the purchase of subsidiaries. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but must be tested at least annually for impairment. See discussion under Impairment of Long-Lived Assets later in this note. During 2008, the Company wrote-off all goodwill previously carried on the Company’s balance sheet.

Foreclosed Real Estate – Foreclosed real estate comprises real properties acquired in partial or full satisfaction of loans. These properties are carried as other assets at the lower of cost or fair value less estimated costs to sell the properties. When the property is acquired through foreclosure, any excess of the related loan balance over the fair value less expected selling expenses, is charged against the Allowance. Subsequent declines in value or losses and gains upon sale, if any, are recognized in the Consolidated Statements of Operations.

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

Loan Securitization and Sales of Receivables – The Company has periodically sold certain indirect automobile loans in securitization transactions in exchange for cash and certain retained residual interests.

During 2007, the outstanding balances of the underlying loans fell to a level where the cost of servicing the loans became burdensome in relation to the benefits of servicing. As a result, the Company exercised its option to repurchase the loans from the securitization trust. The repurchased loans were recorded at fair value, and the related retained residual interests were written off. As of December 31, 2009, the balance of repurchased loans included on the Company’s Consolidated Balance Sheet was $1 million.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized by a reduction to the carrying amount of the asset, thus establishing a new cost basis, with an offsetting charge to expense.

Trust and Managed Assets – Assets that are held by subsidiaries in a fiduciary or agency capacity are not included in the consolidated financial statements as they are not assets of the Company. The total assets either administered or managed by the Company at both December 31, 2009 and 2008 were $2.0 billion.

Derivative Financial Instruments and Hedging Activities – The Company periodically uses certain financial instruments, called derivatives, to help manage (the “Hedge”) its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. The types of derivatives used most often are interest rate swaps (the “Interest Rate Derivatives”), mortgage loan commitments and forward contracts. Interest Rate Derivatives are contracts with a third party (the “Counter-party”) to exchange interest payment streams based upon an assumed principal amount (the “Notional Principal Amount”). The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams.

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

All derivatives are recognized at fair value in the Consolidated Balance Sheets. Changes in fair value for derivatives that do not qualify for hedge accounting as defined by accounting principles generally accepted in the United States of America are recognized in the Consolidated Statements of Operations as they arise. If the derivative qualifies for hedge accounting, depending on the nature of the Hedge, changes in the fair value of the derivative are either offset in the Statements of Operations or recorded as a component of other comprehensive income (OCI) in the Consolidated Statements of Stockholders’ Equity. If the derivative is designated as a fair value Hedge, the changes in the fair value of the derivative net of the changes in fair value of the Hedged item attributable to the Hedged risk are recognized in the Statements of Operations. To the extent that fair value Hedges are highly effective, changes in the fair value of the derivatives will largely be offset by changes in the fair values of the Hedged items. If the derivative is designated as a cash flow Hedge, changes in the fair value due to the passage of time (the “Time Value”) are excluded from the assessment of Hedge effectiveness and therefore flow through the Statements of Operations for each period. The effective portion of the remaining changes in the fair value of the derivative (the “Intrinsic Value”) are recorded in OCI and are subsequently recognized in the Statements of Operations when the Hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow Hedges are recognized in the Statements of Operations. Hedge ineffectiveness is caused when the change in expected future cash flows or fair value of a Hedged item does not exactly offset the change in the future expected cash flows or fair value of the derivative instrument, and is generally due to differences in the interest rate indices or interest rate reset dates.

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

Fees paid or received on derivative financial contracts and gains or losses on sales or terminations of derivative contracts are amortized over their contractual life as a component of the interest reported on the asset or liability Hedged. See Note 8 for additional information.

Stock-Based Employee Compensation Plans – The Company has stock-based employee compensation plans, which are described more fully in Note 10.

Legal and Other Contingencies – The Company recognizes as an expense, legal and other contingencies when, based upon available information, it is probable that a liability has been incurred and the amount or range of amounts can be reasonably estimated. See Note 12 for additional information.

Income Taxes – Deferred taxes are provided on the asset/liability method whereby net operating losses, tax credit carryforwards, and deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 13 for additional information.

Equity – Stock dividends were issued during 2008 and were recorded by transferring the fair value, as of the dividend payable date, of the stock issued from retained earnings to treasury stock and additional paid in capital. Shares issued for payment of the dividend were issued from the Company’s treasury stock. Fractional share amounts were paid in cash with a reduction in retained earnings. Treasury stock is carried at cost.

Dividend Restrictions – Banking regulations require maintaining certain capital levels that restrict the amount of dividends that can be paid by the Bank to the holding company or by the holding company to shareholders.

Earnings Per Share – Basic earnings per share is based on dividing net income or loss by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if stock options granted pursuant to incentive stock option plans were exercised or converted into common stock, based on the treasury stock method, and any shares contingently issuable, that then shared in the earnings of the Company. In computing diluted EPS, only potential common shares that are dilutive – those that reduce earnings per share or increase loss per share – are included. Exercise of options is not assumed if the result would be antidilutive. See Note 14 for additional information.

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. See Note 9 for additional information.

Segment Information – The Company discloses operating segments based on the “management” approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. See Note 15 for additional information.

New Accounting Standards

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – In June 2009, accounting standards were revised to establish the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded. The Company adopted the Codification for the third quarter of 2009, and accordingly its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and all subsequent filings will reference the Codification as the sole source of authoritative literature.

Transfer of Financial Assets – On June 9, 2009, accounting standards were amended to clarify when a transferor has surrendered control over transferred financial assets and thus is entitled to account for the transfer as a sale. The amendments require a transferor to evaluate its continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The amendments limit the circumstances in which the transfer of a financial asset, or portion of a financial asset, may be treated as a sale. The amendments also establish specific conditions for reporting a transfer of a portion of a financial asset as a sale (i.e., a participating interest). If the transfer does not meet those conditions, a transferor should not account for the transfer as a sale. This amendment most commonly affects when a loan participation may be treated as a sale by the transferor. The amendments require that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets that are accounted for as a sale. The amendments also expand disclosure requirements. The amendments are effective for annual and interim periods beginning after November 15, 2009 and for transfers occurring on or after the effective date. The Company has not yet evaluated this standard, but does not expect that it will have a material impact on its Consolidated Balance Sheets or Statements of Operations.

Subsequent Events – On May 28, 2009, accounting standards were revised to set forth general standards for potential recognition or disclosure of events that occur after the balance sheet date but before financial statements are issued, or are available to be issued. The adoption of these amendments in second quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Fair Value Measurements – In April 2009, accounting standards were amended to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly and also provides guidance for determining whether a transaction is orderly. The amendments must be applied prospectively and were effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted for periods ending after March 15, 2009. Adoption of the amendments in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Other-Than-Temporary Impairment – In April 2009, accounting standards were revised to provide expanded guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. In addition, the amendments require enhanced disclosures concerning such impairment for both debt and equity securities. The amendments were effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted for periods ending after March 15, 2009. Adoption of the amendments in first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Fair Value Disclosure – In April 2009, accounting standards were amended to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. The amendments were effective for interim reporting periods ending after June 15, 2009. Adoption of these standards in second quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

Minority Interests – In December 2007, accounting standards were amended to require non-controlling minority interests be recorded as a separate component of equity and that net income attributable to minority interests be clearly identified on the Statement of Income. The amendments were effective for fiscal years and interim periods beginning on or after December 15, 2008, and were required to be applied prospectively, except for the presentation and disclosure requirements. Adoption of the amendments in first quarter 2009 did not have a material impact on the Consolidated Balance Sheets or Statements of Operations.

Derivative Instruments and Hedging Activities Disclosure – In 2008, accounting standards were amended to provide enhanced disclosures to improve the transparency of financial reporting. The amendments were effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. Adoption of the amendments in the first quarter 2009 did not have a material impact on the Company’s Consolidated Balance Sheets or Statements of Operations.

NOTE 2 – MERGERS, ACQUISITIONS AND DISPOSITIONS

Merger:

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

Dispositions:

During 2009, the Company sold four rural Wisconsin branches, located in Argyle, Belleville, Monroe, and New Glarus, in two separate transactions (the “Wisconsin Branch Sales”). The transactions resulted in $1.8 million pre-tax gains, net of associated costs, during the fourth quarter. The Wisconsin Branch Sales included the transfer of $87 million in loans and $166 million in deposits.

The Company entered into a definitive agreement on December 31, 2009 to sell 12 branches and two stand-alone drive-up facilities located in the Central Illinois cities of Dixon, Freeport, Mendota, Oregon, Peru, Princeton, Rock Falls, and Sterling (the “Illinois Branch Sale”). The transaction includes approximately $483 million in loans, $540 million in deposits and sweep accounts, up to $400 million in trust and brokerage account relationships, as well as the branch facilities, related fixed assets and leases. In connection with the sale, the Bank will receive a 1.5% deposit premium and a $1.5 million trust account premium. The transaction is subject to customary closing conditions and is expected to close during the first quarter of 2010. The Company expects to record a gain on the transaction.

Also, in fourth quarter 2009, the Company sold $136 million in non-strategic, non-relationship indirect automobile loans.

NOTE 3 – SECURITIES

A summary of information for investment securities, categorized by security type, at December 31, 2009, 2008 and 2007 follows. Fair values are determined pursuant to current accounting standards. See Note 9 for additional information.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2009
Securities Available for Sale:
U.S. Treasury	$10,493	$—	$(3)	$10,490
U.S. Government sponsored enterprises (GSEs) (1)	8,773	211	—	8,984
Mortgage-backed securities (2)	378,596	1,885	(2,475)	378,006
State and political subdivisions	17,052	183	(114)	17,121
Corporate obligations and other (3)	77,982	9	(10,149)	67,842

Total Securities Available for Sale	$492,896	$2,288	$(12,741)	$482,443

December 31, 2008
Securities Available for Sale:
U.S. Treasury	$75,000	$750	$—	$75,750
U.S. Government sponsored enterprises (GSEs) (1)	52,527	1,518	(17)	54,028
Mortgage-backed securities (2)	495,936	7,407	(347)	502,996
State and political subdivisions	136,032	3,097	(550)	138,579
Corporate obligations and other (3)	111,653	—	(24,788)	86,865

Total Securities Available for Sale	$871,148	$12,772	$(25,702)	$858,218

December 31, 2007
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs) (1)	$67,055	$86	$(374)	$66,767
Mortgage-backed securities (2)	538,330	1,028	(5,015)	534,343
State and political subdivisions	118,903	869	(452)	119,320
Corporate obligations and other (3)	123,781	155	(1,570)	122,366

Total Securities Available for Sale	$848,069	$2,138	$(7,411)	$842,796

During 2009, the Company adopted amendments to accounting standards relating to determining the fair value of financial assets and the recognition and measurement of other than temporary impairment of debt securities. See Note 1 for additional information. A summary of unrealized loss information for investment securities, categorized by security type, was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses (4)	Fair Value	Unrealized Losses (5)	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2009
Securities Available for Sale:
U.S. Treasury	$10,490	$(3)	$—	$—	$10,490	$(3)
Mortgage-backed securities	237,475	(2,475)	—	—	237,475	(2,475)
State and political subdivisions	4,462	(54)	1,019	(60)	5,481	(114)
Corporate obligations and other	621	(22)	40,446	(10,127)	41,067	(10,149)

Total Unrealized Losses on Securities Available for Sale	$253,048	$(2,554)	$41,465	$(10,187)	$294,513	$(12,741)

December 31, 2008
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$—	$—	$4,614	$(17)	$4,614	$(17)
Mortgage-backed securities	27,767	(55)	46,204	(292)	73,971	(347)
State and political subdivisions	17,985	(474)	2,347	(76)	20,332	(550)
Corporate obligations and other	29,072	(1,679)	30,916	(23,109)	59,988	(24,788)

Total Unrealized Losses on Securities Available for Sale	$74,824	$(2,208)	$84,081	$(23,494)	$158,905	$(25,702)

December 31, 2007
Securities Available for Sale:
U.S. Government sponsored enterprises (GSEs)	$21,448	$(40)	$29,966	$(334)	$51,414	$(374)
Mortgage-backed securities	107,229	(656)	241,996	(4,359)	349,225	(5,015)
State and political subdivisions	19,342	(255)	21,861	(197)	41,203	(452)
Corporate obligations and other	71,208	(1,570)	1,178	—	72,386	(1,570)

Total Unrealized Losses on Securities Available for Sale	$219,227	$(2,521)	$295,001	$(4,890)	$514,228	$(7,411)

(1)	Includes the following U.S. Government agency obligations: $9 million of Small Business Administration at December 31, 2009, $44 million at December 31, 2008, and none at December 31, 2007.
(2)	Includes the following U.S. Government agency obligations: $355 million of Government National Mortgage Association at December 31, 2009, $43 million at December 31, 2008 and $17 million at December 31, 2007. Also included were $3 million of United States Department of Veterans Affairs at December 31, 2008 and $4 million at December 31, 2007.
(3)	Includes the following investments: $5 million in stock of the Federal Reserve Bank (FRB) and $20 million in stock of the Federal Home Loan Bank (FHLB) at December 31, 2009 and 2008. These amounts were $4 million and $20 million, respectively, at December 31, 2007. These investments are recorded at historical cost with income recorded when dividends are declared. A portion of the FRB and FHLB investments are restricted as to sale because they are held to satisfy membership requirements.
(4)

As of December 31, 2009, the Company does not intend to sell the securities and does not believe that it is more likely than not that it will be required to sell the securities before their anticipated recovery. The total $3 million of unrealized losses less than 12 months is related to 29 securities, 17 of which are mortgage-

backed securities issued by investment grade GSEs. None of these unrealized losses were individually significant to the total, the largest being $675,000. The unrealized losses were caused by market interest rate increases since the security was originally acquired, rather than due to credit or other causes.

(5)	As of December 31, 2009, the Company does not intend to sell the securities and does not believe that it is more likely than not that it will be required to sell the securities before their anticipated recovery. The total $10 million of unrealized losses 12 months or longer is related to 17 securities. Included in the $10 million of unrealized losses is $9 million related to seven private issue asset backed obligations, five of which are investment grade; and $1 million related to six private issue mortgage related collateral mortgage obligations, all of which are investment grade; the largest unrealized loss being $1.6 million. These bonds have sufficient credit enhancement and the Company expects recovery of the entire cost basis of the securities. The unrealized losses were caused by changes in interest rate and credit spreads since the security was originally acquired, and not necessarily principal recoverability.

A summary of realized gain and loss information follows for the years ended December 31:

	2009	2008	2007
	(in thousands)
Realized Gains	$23,586	$2,018	$—
Realized Losses	(197)	—	(5,920)

	$23,389	$2,018	$(5,920)

The $24 million security gains for 2009 related to the sale of $870 million of bonds in order to enhance regulatory capital treatment, improve liquidity and capture premiums before the underlying mortgages prepaid at par. The $0.2 million security losses for 2009 related to specific bonds that were at risk for additional loss in value due to potential federal bankruptcy law changes that were being considered. The bonds in the Company’s portfolio that might have been affected if the legislation passed were sold to prevent further declines in value.

The amortized cost and fair value of securities available for sale as of December 31, 2009, by contractual maturity are shown below. Mortgage-backed and asset-backed security maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Therefore, these securities are not included within the maturity categories.

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$12,261	$12,266
Due after one year through five years	2,722	2,778
Due after five years through ten years	5,699	5,765
Due after ten years	32,705	32,615
Mortgage-backed securities (GSEs and corporate)	439,509	429,019

Total Securities	$492,896	$482,443

At December 31, 2009, and 2008, securities with a fair value of $203 million and $637 million, respectively, were pledged to secure public deposits, FRB and FHLB borrowings, securities under agreements to repurchase, derivative credit exposure, certain settlement and trade credit obligations, and for other purposes required by law.

The above schedules include amortized cost and fair value of $25 million in equity investments at December 31, 2009, 2008 and 2007. These are included in the “corporate obligations and other” and the “due after ten years” classifications above.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at December 31, 2009 and 2008 was as follows:

	2009	2008
	(in thousands)
Commercial, financial and agricultural	$345,645	$771,679
Real estate-commercial	1,222,018	1,931,962
Real estate-construction	139,532	267,061
Real estate-residential	125,880	182,932
Home equity lines and loans	190,579	254,945
Installment and consumer	128,903	377,450

Gross loans	$2,152,557	$3,786,029
Allowance for loan losses	(145,022)	(136,412)

Net Loans	$2,007,535	$3,649,617

An analysis of the allowance for loan losses for the periods ended December 31, 2009, 2008 and 2007 is presented below:

	2009	2008	2007
	(in thousands)
Balance at beginning of year	$136,412	$53,140	$40,913
Provision charged to expense	190,157	202,716	29,087
Loans charged off	(184,926)	(105,421)	(21,154)
Recoveries on loans previously charged off Reduction due to sale of loans	6,492 (3,113)	5,780 (19,803)	4,294 —

Balance at end of period	$145,022	$136,412	$53,140

In fourth quarter 2009, the Company announced the Illinois Branch Sale. In connection with the Illinois Branch Sale, which is expected to close in March 2010, the Company reclassified $483 million of loans to held-for-sale. Also, in fourth quarter 2009, the Company sold $136 million in non-strategic, non-relationship indirect automobile loans. An additional $8 million of non-performing loans were reclassified to held-or-sale at December 31, 2009. Also in 2009, $87 million in loans were sold in connection with the Wisconsin Branch Sales.

In third quarter 2008, the Bank sold $77 million of primarily non-performing and under-performing loans to a third party (the “Loan Sale”). The transaction removed further exposure from these loans, and added incremental liquidity to the Bank.

Commercial, financial, and agricultural loans were $346 million at December 31, 2009, and comprised 16% of gross loans, of which 13.65% were non-performing. Net charge-offs of commercial loans in 2009 and 2008 were 4.93% and 1.91%, respectively, of the average balance of the category.

Commercial real estate and construction loans were $1.4 billion at December 31, 2009, comprising 63% of gross loans, of which 21.31% were classified as non-performing. Net charge-offs of construction and commercial real estate loans during 2009 and 2008 were 6.73% and 3.30%, respectively, of the average balance of the category.

The above commercial loan categories included $382 million in construction, land development loans and other land loans and $495 million of loans to lessors of non-residential buildings, which were 18% and 23% of total loans, respectively. There were no other loan concentrations within these categories that exceeded 10% of total loans.

Residential real estate loans were $126 million at December 31, 2009, and comprised 6% of gross loans, of which 7.79% were non-performing. Net charge-offs of residential real estate during 2009 and 2008 were 0.67% and 0.15% respectively, of the average balance in this category. The Bank does not engage in sub-prime lending.

Home equity lines and loans were $191 million at December 31, 2009, and comprised 9% of gross loans, of which 0.74% were non-performing. Net charge-offs of home equity lines and loans during 2009 and 2008 were 0.67% and 1.51%, respectively, of the average balance in this category.

Installment and consumer loans were $129 million at December 31, 2009, and comprised 6% of gross loans, of which 1.09% were non-performing. Net charge-offs of consumer loans during 2009 and 2008 were 3.60% and 1.61%, respectively, of the average balance of the category. Consumer loans are comprised primarily of in-market indirect auto loans and direct installment loans. Indirect auto loans totaled $97 million at December 31, 2009. Both direct loans and indirect auto loans are approved and funded through a centralized department utilizing the same credit scoring system to provide a standard methodology for the extension of consumer credit.

Contained within the concentrations described above, the Company has $893 million of interest-only loans, of which $468 million are included in the construction and commercial real estate loan category, $252 million are included in the commercial, financial, and agricultural loan category, and $166 million are in home equity loans and lines of credit. The Company does not have any negative amortization loans, and does not have material concentrations in relation to its total portfolio of high loan-to-value loans, option adjustable-rate mortgage loans or loans that initially have below market rates that significantly increase after the initial period. The Company does not ordinarily permit monthly payments that are less than the interest that is accrued on the loan other than in a troubled debt restructuring or workout situation.

For purposes of impairment testing, non-accrual loans greater than $0.5 million (on a relationship basis) were evaluated. The fair value of collateral method (less estimated selling costs) was the primary method used to measure for impairment for loans greater than the $0.5 million threshold. Non-accrual loans equal to or less than the $0.5 million threshold were collectively evaluated as homogenous pools by loan type and risk grade within each loan type. The required valuation allowance is included in the Allowance in the Consolidated Balance Sheets. At December 31, the Company’s recorded investments in impaired loans and the related valuation allowance consisted of the following:

	2009		2008
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
	(in thousands)
Total non-performing loans (including loans held for sale)	$357,751		$313,065
Less: non-performing loans held for sale	(7,758)		—

Total non-performing loans (excluding loans held for sale)	$349,993		$313,065
Less: loans 90 days or more past due and still accruing	(3,992)		(8,889)
troubled debt restructurings not evaluated (below threshold)	(12,332)		—
other loans excluded from individual evaluation (below threshold)	(38,550)		(15,957)

Impaired Loans Evaluated	$295,119		$288,219

Valuation allowance required	$172,498	$25,823	$211,427	$19,107
No valuation allowance required (1)	122,621	—	76,792	—

Impaired Loans Evaluated	$295,119	$25,823	$288,219	$19,107

Troubled debt restructurings evaluated	$10,304	$—	$—	$—
Other impaired loans evaluated	284,815	25,823	288,219	19,107

Impaired Loans Evaluated (2)	$295,119	$25,823	$288,219	$19,107

(1)	Includes loans that have been charged down to impaired value.
(2)	The recorded investment in impaired loans is net of cash interest and principal payments received after being placed on non-accrual as well as previous write-downs.

The average recorded investment in evaluated impaired loans for the years ended December 31, 2009 and 2008 amounted to $346 million and $324 million, respectively.

Interest payments received on nonaccrual loans are recorded as reductions of principal. Interest on restructured loans is recognized on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms and has had a minimum six month payment performance under the modified terms. Interest income recognized on other impaired loans evaluated amounted to $3.3 million in 2009, $10.9 million in 2008, and $0.7 million in 2007. The gross interest that would have been recognized had such loans been performing in accordance with their original terms would have been $16.3 million in 2009, $23.5 million in 2008, and $3.3 million in 2007.

Non-performing assets as of December 31, was as follows:

	2009	2008
	(in thousands)
Impaired Loans Evaluated (excluding troubled debt restructurings):
Non-accrual:
Commercial, financial and agricultural	$31,218	$47,392
Real estate	253,597	240,827

Total impaired loans evaluated (excluding troubled debt restructurings):	$284,815	$288,219
Loans excluded from individual evaluation (3)	38,550	15,957

Total non-accrual loans (excluding troubled debt restructurings)	$323,365	$304,176
Troubled debt restructurings not evaluated (below threshold)	12,332	—
Troubled debt restructurings evaluated	10,304	—

Total non-accrual loans (including troubled debt restructurings)	$346,001	$304,176
Loans 90 days or more past due and still accruing	3,992	8,889

Total non-performing loans (excluding loans held for sale)	$349,993	$313,065

Foreclosed real estate	$30,629	$16,899
Other foreclosed assets	252	224

Total foreclosed assets	$30,881	$17,123

Total Non-performing Assets	$380,874	$330,188

(3)	These loans are considered impaired but are not individually measured.

Foreclosed real estate is principally comprised of commercial and residential properties acquired in partial or total satisfaction of problem loans. Activity relating to foreclosed real estate for the years ended December 31 consisted of the following:

	2009	2008
	(in thousands)
Foreclosed real estate:
Beginning Balance	$16,899	$4,108
Additions, net of initial write-downs	45,510	18,997
Dispositions	(27,508)	(6,291)
Valuation Adjustments	(4,272)	85

Ending Balance	$30,629	$16,899

Upon foreclosure, any excess of the related loan balance over the fair value less expected selling expenses is charged against the Allowance. Subsequent declines in value are charged to foreclosed real estate expense in the Consolidated Statements of Operations. The amount of cumulative losses recorded on the Company’s foreclosed real estate at December 31, 2009 was approximately 10.6% of the unpaid principal balance of the foreclosed loans.

The Bank has had, and is expected to have in the future, banking transactions with directors, executive officers, their immediate families and affiliated companies in which they are a principal stockholder (commonly referred to as related parties). These transactions were made in the ordinary course of of business on substantially the same terms as comparable transactions with other borrowers.

Related party loan transactions during 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(in thousands)
Balance at beginning of year	$10,637	$11,544	$13,200
New loans	5,047	13,963	6,278
Repayments	(10,733)	(14,870)	(7,934)

Balance at end of year	$4,951	$10,637	$11,544

NOTE 5 – PREMISES, EQUIPMENT AND LEASE COMMITMENTS

A summary of premises and equipment at December 31, 2009 and 2008 follows:

	2009	2008
	(in thousands)
Land	$23,782	$26,253
Buildings and improvements	59,817	75,256
Furniture and equipment	52,739	57,369
Leasehold improvements	20,130	13,931
Construction in progress	17	4,939

Total premises and equipment	$156,485	$177,748
Accumulated depreciation and amortization	(83,435)	(85,793)

Premises and Equipment, net	$73,050	$91,955

For financial reporting purposes, the Company utilizes the straight-line depreciation method with salvage values employed when applicable. The depreciation term assigned to a specific asset will approximate the estimated useful life of the asset or in the case of capital leases and leasehold improvements the lesser of the non-cancellable lease term or the estimated useful life.

Certain branch locations, ATM equipment, and office equipment are leased under non-cancellable leases. There were 31 branch or office location leases, one of which is classified as a capital lease, and 13 equipment leases, of which one is classified as a capital lease. The leases expire at various dates through the year 2038; however, most of the Company’s leases contain renewal options for multi-year periods at fixed or calculable rents. Some lease rents periodically adjust for changes in the consumer or other price indices. Most leases are periodically adjusted for changes in common area maintenance/operating expenses (CAM) or real estate taxes, or require the Company to pay real estate taxes directly to the taxing authority.

During 2008, the Company identified five under-utilized, high-cost facilities that could be consolidated with other nearby locations (the “Facilities Consolidation”). Two office buildings and one small older branch owned by the Company were reclassified as held for sale, with one property sold during 2008 at an amount equal to its book value, as recorded on the Consolidated Balance Sheets. The remaining two owned facilities continue to be held for sale and are periodically reviewed for additional impairment. There were also two leased facilities that were vacated during 2008, with customers reassigned to nearby branch locations. A $1.7 million non-cash impairment charge was recorded in connection with the Facilities Consolidation.

During 2009, the Company identified an additional four under-utilized branch facilities that could be consolidated with other nearby facilities. These were two leased branch facilities, which were closed with no early termination costs recorded, and two branch buildings. One of the branch buildings was sold during 2009 at a gain of $128,000. The other remains classified as held for sale at an amount equal to its book value.

Also in 2009, the Company entered into agreements to sell twelve branch locations in Illinois along with two drive-up facilities. The Illinois Branch Sale premises were reclassified to held for sale at an amount equal to their book value, with no impairment charges recorded. The Illinois Branch Sale is expected to close during the first quarter, 2010.

Assets that have been reclassified as held for sale are included as other assets on the Company’s Consolidated Balance Sheets.

The following summary reflects the future minimum lease rental payments required under operating and capital leases that, as of December 31, 2009, have remaining non-cancellable lease terms in excess of one year.

Years ending December 31,	Operating Leases	Capital Leases
	(in thousands)
2010	$4,354	$225
2011	4,148	231
2012	3,696	226
2013	3,513	183
2014	3,537	183
Thereafter	47,817	1,207

Total minimum lease payments	$67,065	$2,255

Less: Amount representing interest		(1,124)

Present value of net minimum lease payments		$1,131

	2009	2008	2007
	(in thousands)
Rental expense charged to net occupancy expense	$4,805	$4,549	$3,489

The following is an analysis of the leased property and equipment recorded under capital leases:

	Asset balances at December 31,
	2009	2008
	(in thousands)
Branch facilities – buildings and improvements	$1,070	$1,070
Sorters	234	234
Less: Accumulated amortization	(561)	(460)

Net capitalized leases	$743	$844

NOTE 6 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Federal Home Loan Bank borrowings	$419	$197,573
Securities sold under agreements to repurchase – Customer	31,084	125,046
Securities sold under agreements to repurchase – Wholesale	—	40,000
Federal funds purchased	—	200
U.S. Treasury tax and loan note accounts	4,389	2,898
Commercial paper and other short-term borrowings	72	66
Federal Reserve Bank Term Auction Facility	—	50,000
Senior Debt	12,500	20,000

Total Short-Term Borrowings	$48,464	$435,783

Additional details are as follows:

Federal Home Loan Bank borrowings

Average balance during the year	$57,743	$148,649
Maximum month-end balance during the year	$172,223	$197,573
Weighted average rate during the year	3.59%	5.04%
Weighted average rate at December 31	6.69%	3.81%

Securities sold under agreements to repurchase – Customer

Average balance during the year	$104,807	$80,785
Maximum month-end balance during the year	$124,002	$128,982
Weighted average rate during the year	0.64%	1.86%
Weighted average rate at December 31	0.42%	0.99%

As of December 31, 2009, the Company had $12.5 million outstanding from a $20 million senior debt facility agreement originally scheduled to mature April 2010. The FRB Agreement and the Consent Order caused the Company to be in technical default of this facility, although the Company had been current with all its payments due under the facility. In July 2009, AMCORE received a waiver of the technical default, paid the facility down by $7.5 million, and the maturity of the remaining $12.5 million was extended to April 2011. At September 30, 2009, as a result of dropping below adequately capitalized at the consolidated level, the Company once again was in technical default under the facility. On December 18, 2009, the Company entered into an amendment with the lender, which modified the covenant relating to capitalization at the parent and bank level so that the Company returned to full compliance with the terms of its credit agreement.

In connection with the amendment the Company paid all accrued interest through the date of the amendment, and agreed to make monthly interest payments thereafter. The Company established a $1.1 million cash interest reserve account with the lender, equal to the anticipated interest payments due from the date of the amendment through the maturity of the facility in April 2011. A new technical default occurred as a result of the Bank’s leverage ratio remaining at significantly undercapitalized as of December 31, 2009. All payments remain current under the facility. Both parties continue to work cooperatively and the Company has not been notified of any acceleration of maturity. Nevertheless, as this remains a potential remedy of the creditor that has not been waived, and notwithstanding the April 2011 due date, the Company has classified the facility as short-term.

NOTE 7 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following at December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Federal Home Loan Bank borrowings	$126,571	$176,989
Securities sold under agreements to repurchase – Wholesale	—	100,000
Trust Preferred borrowings	51,547	51,547
Subordinated Debentures	50,000	50,000
Capitalized lease obligations	1,059	1,131

Total Long-Term Borrowings	$229,177	$379,667

The Company periodically borrows from the FHLB, collateralized by mortgage-backed securities and eligible one-to-four family and multi-family real estate loans. The average stated maturity of these borrowings at December 31, 2009 is 2.79 years, with a weighted average borrowing rate of 4.40%. Certain FHLB borrowings have prepayment penalties, with none having a call or conversion feature associated with them. Mortgage-related assets with a carrying value of $360 million were held as collateral for FHLB borrowings at December 31, 2009. The decline in FHLB advances and repurchase agreements in 2009 reflect the impact of debt extinguishments. Prepayment fees and costs of $5.7 million in connection with these debt extinguishments were recorded in other operating expenses in the Consolidated Statements of Operations.

The Trust preferred borrowings consist of $50 million of preferred capital securities and $2 million of common capital securities which pay cumulative cash distributions quarterly at an annual rate of 6.45%. After June 6, 2012, the securities are redeemable at par until June 6, 2037 when redemption is mandatory. Prior redemption, at a premium, is permitted under certain circumstances such as changes in tax or regulatory capital rules. The proceeds of the capital securities were invested in junior subordinated debentures that represent all of the assets of the Trust (Capital Trust II). The Company fully and unconditionally guarantees the capital securities through the combined operation of the debentures and other related documents. The Company’s obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company. The $52 million of debentures the Company has bears interest at a rate of 6.45% with put features that mirror the capital security call features. Of the $52 million, $16 million qualifies as Tier 1 Capital and $34 million qualifies for Tier 2 Capital for consolidated regulatory capital purposes.

In first quarter 2009, the Company elected to defer regularly scheduled quarterly interest payments on the debentures. The terms of the debentures and trust indentures (the “Indentures”) allow for the Company to defer payment of interest on the securities at any time or from time to time up to 20 consecutive quarters provided no event of default (as defined in the Indentures) has occurred and is continuing. The Company is not in default with respect to the Indentures, and the deferral of interest does not constitute an event of default under the Indentures. While the Company defers the payment of interest, it will continue to accrue expense for interest owed at a compounded rate. Upon the expiration of the deferral, all accrued and unpaid interest is due and payable. During the deferral period, the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock. The total estimated annual interest that would be payable on the debentures and the underlying debt securities, if not deferred, is approximately $3.3 million.

The Bank has two fixed/floating rate junior subordinate debentures of $35 million and $15 million, respectively, for a total of $50 million. The average stated maturity of these debentures at December 31, 2009 is 11.9 years, with a weighted average interest rate of 6.93%. The initial interest rate is fixed and the earliest call date is September 15, 2016. After the first call date, successive payments, if any, due thereafter bear a weighted average interest rate equal to three-month LIBOR plus 1.66%. The entire $50 million qualifies as Tier 2 Capital for the Bank for regulatory capital purposes while $31 million qualifies for the Company.

Other long-term borrowings include a capital lease with a net carrying value of $1.0 million on a branch facility. The Company is amortizing the capitalized lease obligation and depreciating the facility over the remaining non-cancellable term of the original lease, which expires or renews in 2021.

The Company reclassifies long-term borrowings to short-term borrowings when the remaining maturity becomes less than one year. Scheduled reductions of long-term borrowings are as follows:

Total at December 31, 2009
(in thousands)
2011	$25,085
2012	88
2013	101,624
2014	61
2015	71
Thereafter.	102,248

Total Long-Term Borrowings	$229,177

NOTE 8 – DERIVATIVE INSTRUMENTS

The Company, through its treasury risk management and mortgage banking operations, is party to various derivative instruments that are used for asset and liability management needs. Derivative instruments are contracts between two or more parties that have a notional amount and underlying variable, require no net investment and allow for the net settlement of positions between the parties. The notional amount is the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index or other component. The interaction between the notional amount and the underlying variable determines the net settlement between the parties and influences the market value of the derivative contract. Derivatives are recorded at fair value on the Company’s Consolidated Balance Sheets as assets or liabilities. See Note 9 “Fair Value” for additional fair value information and disclosures.

The primary risks managed by the use of derivatives are interest rate risk and price risk. The primary derivatives that the Company uses to manage these risks are interest rate swaps and mortgage forward sale contracts. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed rate obligations, notably fixed-rate certificates of deposit (CDs). Interest rate swaps have also been entered into to manage the risk associated with changes in value of the Company’s investment in COLI. The Company uses mortgage forward sales contracts to manage price risk on mortgage loan commitments that it enters into with the intent to sell once the commitments are closed loans. Mortgage loan commitments are also considered derivatives.

Pursuant to current accounting standards, interest rate swaps used to manage interest rate risk on fixed rate CDs have been designated as fair value hedges. Interest rate swaps used to manage COLI and mortgage forward sales contracts have not been designated as hedges. The Company has no cash flow hedges.

The following table summarizes the notional amounts and estimated fair values of the Company’s derivative instruments at December 31, 2009 and December 31, 2008. The Notional Principal Amount is not advanced to/from the Counter-party. It is used only as a reference point to calculate the exchange of interest payment streams and is not recorded on the Company’s Consolidated Balance Sheets. All interest rate swaps were terminated during 2009.

	Asset Derivatives			Liability Derivatives
	Notional Value	Fair Value	Balance Sheet Category	Notional Value	Fair Value	Balance Sheet Category
	(in thousands)
December 31, 2009
Non-designated derivative instruments
Forward sale contracts	$15,958	$279	Other assets
Mortgage loan commitments				$11,400	$201	Other liabilities

December 31, 2008
Derivative instruments designated as fair value hedges
Interest rate swap – CDs	$24,970	$317	Other assets

Non-designated derivative instruments
Interest rate swap – COLI				$18,000	$1,289	Other liabilities
Mortgage loan commitments	$55,358	$423	Other assets
Forward sale contracts				$60,857	$644	Other liabilities

The Company was required to pledge assets with a fair value of $401,000 in collateral for the interest rate swaps at December 31, 2008. Collateral has not been netted against the fair value of the derivatives in the above table. There are no material contingent credit features on any of the Company’s derivatives.

The following table details the interest rate swap derivative instruments, the average remaining maturities and the weighted-average interest rates paid and received by the Company at December 31, 2008. There were no interest rate swap derivative instruments outstanding at December 31, 2009:

				Weighted-Average Rate
	Notional Value	Fair Value	Years to Maturity	Receive Rate	Pay Rate
	(in thousands)
December 31, 2008
Derivative instruments designated as fair value hedges
Receive fixed/pay variable swaps	$24,970	$317	1.7	4.50%	4.28%

Non-designated derivative instruments
Pay fixed/receive variable swaps	$18,000	$(1,289)	2.3	4.82%	5.09%

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recorded in the Consolidated Statements of Operations as follows:

	Amount of Gain or (Loss) Recognized in Income on Derivatives
	For the Years Ended December 31,
Derivatives Designated as Fair Value Hedging Relationships	Statements of Operations Classification	2009	2008	2007
		(in thousands)
Hedged loans	Other non-interest income	$—	$—	$939
Hedged deposits	Other non-interest income	(173)	(444)	(1,105)
Interest rate swap agreements – Loans	Other non-interest income	—	—	(939)
Interest rate swap agreements – CDs	Other non-interest income	214	393	1,146

Total		$41	$(51)	$41

NOTE 9 – FAIR VALUE

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

Level 3: Unobservable inputs that reflect a reporting entity’s own judgments about the assumptions that market participants would use in pricing an asset or liability.

Assets and liabilities measured at fair value on a recurring basis. The following table summarizes, by measurement hierarchy, the various assets and liabilities of the Company that are measured at fair value on a recurring basis.

		Fair Value Hierarchy
	December 31, 2009	Level 1	Level 2	Level 3
	(in thousands)
Assets
U.S. Treasury securities	$10,490	$10,490	$—	$—
U.S. Government sponsored enterprises securities	8,984	—	8,984	—
Mortgage-backed securities	378,006	—	378,006	—
State and political subdivision securities	17,121	—	17,121	—
Corporate obligations and other securities	42,057	28	22,233	19,796
Forward sale loan commitments	279	—	279	—

Total assets	$456,937	$10,518	$426,623	$19,796

Liabilities
Forward sale loan commitments	$201	$—	$201	$—

Total liabilities	$201	$—	$201	$—

		Fair Value Hierarchy
	December 31, 2008	Level 1	Level 2	Level 3
	(in thousands)
Assets
U.S. Treasury securities	$75,750	$75,750	$—	$—
U.S. Government sponsored enterprises securities	54,028	—	54,028	—
Mortgage-backed securities	502,996	—	502,996	—
State and political subdivision securities	138,579	—	138,579	—
Corporate obligations and other securities	60,069	13	49,612	10,444
Interest rate swap agreements	317	—	317	—
Forward sale loan commitments	423	—	423	—

Total assets	$832,162	$75,763	$745,955	$10,444

Liabilities
Hedged Deposits	$25,320	$—	$25,320	$—
Interest rate swap agreements	1,289	—	1,289	—
Forward sale loan commitments	644	—	644	—

Total liabilities	$27,253	$—	$27,253	$—

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

Securities classified as Level 3 are pools backed by trust preferred securities issued by banks, thrifts, and insurance companies. Previously, the Company’s valuations for these securities were based on broker quotes. The market for these securities (Level 1) at December 31, 2009 was not active or orderly and markets for similar securities (Level 2) were also not active or orderly. The Company utilized a discounted cash flow valuation methodology (Level 3) throughout 2009, which involves an evaluation of the credit quality of the underlying collateral, cash flow structure and risk adjusted discount rates, with market or broker quotes for certain senior tranche asset backed securities.

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

	Level 3
	For the year ended December 31, 2009			For the year ended December 31, 2008
	Total	Corporate Obligation and Other Securities	Hedged Loans	Total	Corporate Obligation and Other Securities	Hedged Loans
	(in thousands)
Balance at beginning of period	$10,444	$10,444	$—	$54,745	$30,772	$23,973
Total realized/unrealized gains (losses)
Included in earnings	—	—	—	580	—	580
Included in other comprehensive loss	9,352	9,352	—	(18,956)	(18,956)	—
Purchases, issuances, (sales) and (settlements)	—	—	—	(1,372)	(1,372)	—
Transfers out of Level 3	—	—	—	(24,553)	—	(24,553)

Balance at end of period	$19,796	$19,796	$—	$10,444	$10,444	$—

There were no gains (losses) for the periods included in earnings attributable to the change in unrealized gains (losses) related to assets still held at December 31, 2009 or 2008, for all categories listed above. The transfer out of level 3 for 2008 relates to loans previously recorded at fair value because they were subject to qualified fair value hedges. During 2008, the derivatives associated with the hedged loans were terminated. As a result, hedge accounting that required the previously hedged loans to be recorded at fair value was discontinued and a new cost basis carrying value for the loans was established.

Gains and losses (realized and unrealized) included in earnings for the above period are reported in other non-interest income.

	December 31, 2009	December 31, 2008
	(in thousands)
Total gains included in earnings for the period	$—	$580

Change in unrealized gains (losses) relating to assets still held at the end of the period	$9,352	$(18,956)

Assets measured at fair value on a non-recurring basis. The following table summarizes, by measurement hierarchy, financial assets of the Company that are measured at fair value on a non-recurring basis.

	December 31, 2009	Level 1	Level 2	Level 3	Total Gains (Losses)
	(in thousands)
Impaired loans	$146,674	$—	$—	$146,674	$(6,716)

	December 31, 2008	Level 1	Level 2	Level 3	Total Gains (Losses)
	(in thousands)
Impaired loans	$58,978	$—	$—	$58,978	$(14,108)

The fair value of impaired loans with specific loan loss allocations is generally based on the most recent real estate appraisals, with further discounts applied, or discounted cash flows. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Judgments used to determine appraised values can be subjective, discounts applied are typically significant, as the timing of expected cash flows can be fluid. All of these factors result in a Level 3 classification of the inputs for determining fair value.

As of December 31, 2009, and in accordance with current accounting standards, impaired loans with a remaining carrying amount of $172.5 million have been written down to an aggregate fair value of $146.7 million as measured by underlying collateral or discounted cash flow through loss allocations in the Allowance. The amount of the allocation related to these loans was $25.8 million at December 31, 2009, compared to $19.1 million for impaired loans at December 31, 2008, resulting in a net increase in the impairment charge of $6.7 million for the period ending December 31, 2009.

Foreclosed real estate is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. Subsequent to transfer, foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs. The carrying value of foreclosed real estate is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. At December 31, 2009 and 2008, the estimated fair value of foreclosed real estate, less selling costs, amounted to $30.6 million and $16.9 million, respectively.

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

The following table shows the carrying amounts and estimated fair values of financial instruments that have liquid markets in which fair value is assumed to be equal to the carrying amount, and are based on quoted prices for similar financial instruments or represent quoted surrender values. Included in securities available for sale are investments in FHLB and FRB stock that are held to satisfy membership requirements. It is not practical to determine the fair value of these stocks due to restrictions placed on their transferability; therefore, they are presented at their carrying amount.

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents	$56,851	$56,851	$138,017	$138,017
Interest earning deposits in banks and fed funds sold	409,459	409,459	1,665	1,665
Securities available for sale	25,785	25,785	26,796	26,796
Company owned life insurance	139,191	139,191	144,599	144,599

The carrying amounts and estimated fair values of accruing loans, including those related to the pending Illinois Branch Sale, that have been reclassed to held for sale, at December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Commercial, financial and agricultural	$452,364	$443,287	$720,997	$708,550
Real estate	1,720,242	1,596,022	2,384,308	2,325,329
Installment and consumer, net	136,854	136,524	376,548	370,839

Total accruing loans	$2,309,460	$2,175,833	$3,481,853	$3,404,718

Fair values of loans were estimated for portfolios with similar characteristics. The fair value of loans was calculated by discounting contractual and prepayment cash flows using estimated market discount rates, which reflect the interest rate risk and liquidity risk inherent in the loan as well as estimated credit losses. The fair value of non-accrual loans was $308.0 million and $285.1 million at December 31, 2009 and December 31, 2008, respectively. See Note 4 for additional information.

The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At December 31, 2009 and December 31, 2008, interest receivable was $10.2 million and $17.4 million, respectively, and interest payable was $20.8 million and $24.3 million, respectively.

The following table shows the carrying amounts and estimated fair values of financial instrument liabilities at December 31, 2009 and December 31, 2008:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Non-interest-bearing deposits	$499,964	$499,964	$465,382	$465,382
Interest-bearing deposits	766,921	766,921	1,224,166	1,224,166
Time deposits	2,138,872	2,200,485	2,204,170	2,297,475
Short-term borrowings	48,464	44,689	435,783	439,018
Long-term borrowings	229,177	250,985	379,667	406,701
Letters of credit	85	92	233	354
Deferred Compensation	3,428	3,601	8,644	9,216

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

The fair value of letters of credit is equal to the carrying amount of deferred fees charged and guaranteed liabilities accrued. See discussion included in Note 12 for additional information.

The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows and loss experience, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision (Level 3). There may be inherent weaknesses in calculation techniques, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, which could significantly affect the results. In addition, the fair value estimates are based on existing off-balance sheet financial instruments without attempting to assess the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Premises and equipment are not considered financial instruments and have not been considered. The fair value of loans held for sale is based upon binding quotes from the Company’s strategic arrangement with a national mortgage services company (Level 2 inputs) and definitive agreements with the purchasers on the Illinois Branch Sale.

Many of the above financial instruments are also subject to credit risk. Credit risk is the possibility that the Company will incur a loss due to the other party’s failure to perform under its contractual obligations. The Company’s exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit. The credit risk involved for commitments to extend credit and in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, securities, inventory, property and equipment and income-producing commercial properties. The Company is also exposed to carrier credit risk with respect to its $139 million investment in COLI. AMCORE has managed this risk by utilizing “separate accounts”, in which its credit exposure is to a specific investment portfolio rather than a carrier. The underlying investment portfolios (which are managed by parties other than AMCORE) generally consist of investment grade securities and the investment guidelines typically have a requirement to sell if the securities are downgraded. In terms of COLI accounts where AMCORE is directly exposed to carrier credit risk, this risk has been managed by diversifying its holdings among multiple carriers and by periodic internal credit reviews. All carriers have investment grade ratings from the major ratings agencies.

A summary of the contract amount of the Company’s exposure to off-balance sheet credit risk as of December 31, 2009 and December 31, 2008 is as follows:

	December 31, 2009	December 31, 2008
	(in thousands)
Financial instruments whose contract amount represent credit risk only:
Commitments to extend credit	$355,903	$656,407
Letters of credit	21,514	74,165

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

NOTE 10 – STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans. The Company provides an employee stock purchase plan and makes awards of stock options, restricted stock and performance share units (PSUs). The awards granted under those plans are accounted for using the fair value recognition provisions of current accounting standards.

The Company’s actual expenses related to stock-based compensation for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
	(in thousands)
Compensation expense included in reported operating expenses:
Stock options	$889	$1,917	$2,182
Employee stock purchase plan	38	158	102
Performance share units	(320)	(131)	(552)
Restricted stock	226	279	157

Total stock-based compensation expense	$833	$2,223	$1,889

Income tax benefits (1)	$300	$778	$676

(1)	Before valuation allowance

At December 31, 2009, total unrecognized stock-based compensation expense was $1.0 million, net of estimated forfeitures, which will be recognized over a weighted average amortization period of 1.2 years. Accounting standards require cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. For the twelve months ended December 31, 2009 and 2008, the Company did not have any excess tax benefit since there were no stock option exercises. For the twelve months ended December 31, 2007, $733,000 of excess tax benefits has been classified as an operating cash outflow and financing cash inflow.

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

The Company annually evaluates the assumptions used in the Black-Scholes model. The Company believes that the combination of historical and implied volatility provides a reasonable estimate of expected stock price volatility and will continue to monitor these and other relevant factors to estimate expected volatility for future option grants. The Company utilizes the “simplified” method for estimating the expected term of options granted during the period as provided for in current accounting standards. The Company bases the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the date of grant. Dividend yield is the Company’s annual dividend rate expressed as a percentage of the closing stock price on grant date. Estimated forfeitures are based on historical employee termination experience. The estimate of forfeitures is adjusted to the extent that actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized in subsequent periods as they occur. The simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards has been used.

The fair value of the Company’s employee and director stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected dividend yield	0.00%	4.35%	2.38%
Expected price volatility	37.99%	25.86%	19.16%
Expected term in years	6.2	6.2	6.1
Expected risk-free interest rate	2.69%	3.38%	4.64%
Estimated average fair value of options granted	$0.69	$3.53	$6.33

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

Stock Options. Non-qualified stock options are issued at an exercise price equal to the fair market value of the shares on the grant date and generally vest within three to four years and expire from seven to ten years from the date of grant. Options issued are valued using the Black-Scholes model. The activity during, and the total options outstanding and exercisable as of, 2009, 2008 and 2007 pursuant to the SAIP and previous incentive plans are as follows:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	2,319,361	$25.33	2,064,424	$27.33	1,954,194	$25.94
Options granted	249,500	1.66	536,275	17.97	486,994	31.33
Option reloads	—	—	—	—	10,698	30.14
Options exercised	—	—	—	—	(231,859)	23.19
Options cancelled	(636,953)	25.68	(161,103)	26.43	(43,196)	26.79
Options forfeited	(274,564)	16.56	(120,235)	25.46	(112,407)	29.55

Options outstanding at end of year	1,657,344	$23.08	2,319,361	$25.33	2,064,424	$27.33

Options exercisable at end of year	1,037,814	$26.30	1,334,441	$26.10	1,167,487	$25.12

Weighted average remaining contractual life of outstanding and exercisable shares at December 31, 2009 was 4.7 years and 3.3 years, respectively. For both options outstanding and those exercisable, there was no aggregate intrinsic value for the period ended December 31, 2009.

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

Compensation expense is calculated based upon the expected number of PSUs earned during the performance period and is recorded over the service period. The fair value is calculated equal to market value on the date of grant less the present value of dividends that are not earned during the performance period. Expense is adjusted for forfeitures as they occur. As of December 31, 2009, PSUs expected to be earned and the weighted average grant date fair value per PSU were as follows:

	2009		2008		2007
	PSU	Weighted Average Exercise Price	PSU	Weighted Average Exercise Price	PSU	Weighted Average Exercise Price
Units outstanding at beginning of year	38,810	$26.23	59,070	$27.42	119,511	$28.38
Units estimated to be granted	—	—	2,000	30.30	27,600	24.68
Units forfeited	(16,530)	27.60	(20,000)	29.70	(26,375)	28.80
Units released	(2,480)	30.30	—	—	—	—
Adjustment to estimated grants	(14,250)	22.35	(2,260)	30.30	(61,666)	27.45

Units outstanding at end of year	5,550	$30.30	38,810	$26.23	59,070	$27.42

The remaining 5,550 PSUs at December 31, 2009 have been issued in the form of restricted shares with future vesting requirements. Weighted average remaining vesting period of outstanding shares at December 31, 2009, 2008 and 2007 were 2.4 years, 3.5 years and 4.0 years, respectively.

Restricted Stock Awards. The Company has periodically granted restricted stock awards to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment and voting rights. Transfer restrictions lapse at the end of two, three or seven years contingent upon continued employment. Restricted stock grants are valued at market value on the date of grant and are expensed over the service period. As of December 31, 2009, non-vested shares totaled 168,500 with a weighted average fair value of $1.77 per share. During 2009, 171,500 shares were granted, 12,500 restricted shares were forfeited and returned to treasury, and 7,657 restrictions were released. During 2008, 14,000 were granted, 210 restricted shares were forfeited and returned to treasury, and restrictions were released on 4,816 shares.

Directors’ Stock Plans. The Restricted Stock Plan for Non-Employee Directors provides that eligible non-employee directors receive, in lieu of a cash retainer, shares of common stock of the Company. Since May 2007, the value of restricted common stock issued was equal to two thirds of the equivalent of three year’s annual retainer with the remaining one-third issued at the election of the director in either restricted stock, cash, or deposited to a Deferred Compensation account in the name of the director. Prior to May 2007, the value of restricted common stock issued was equal to three times the annual retainer. Restricted stock grants are valued at market value on the date of grant and are expensed over the required service period. The shares vest annually over a three-year period based upon the anniversary date of the election and continued service as a director. As of December 31, 2009, restricted shares totaled 63,390 with a weighted average fair value of $4.94 per share. A total of 54,349 shares were issued, restrictions were released on 5,827 shares, and no shares were cancelled during the year.

The 2001 Stock Option Plan for Non-Employee Directors (2001 Plan) provides that each current eligible non-employee director and each subsequently elected non-employee director receive options to purchase common stock of the Company. The maximum number of shares to be granted under the plan is 300,000. Options granted have an exercise price equal to the market value on the date of grant and generally vest within one to three years and expire in seven to ten years from the date of grant. Stock options granted pursuant to this plan are valued using a Black-Scholes model with assumptions as previously listed. The following table presents certain information with respect to stock options issued to non-employee directors pursuant to the 2001 Plan and previous stock option plans.

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	157,000	$23.63	138,500	$25.73	117,250	$24.33
Options granted	24,000	1.31	24,000	11.96	30,000	29.71
Options exercised	—	—	—	—	(8,750)	20.59
Options cancelled	(45,000)	23.73	(5,500)	25.50	—	—

Options outstanding at end of year	136,000	$19.66	157,000	$23.63	138,500	$25.73

Options exercisable at end of year	86,000	$25.05	106,330	$24.76	95,170	$23.95

Weighted average remaining contractual life of outstanding and exercisable shares at December 31, 2009 was 6.6 years and 5.4 years, respectively. For both options outstanding and those exercisable, there was no aggregate intrinsic value for the period ended December 31, 2009.

Non-vested options and exercise proceeds. A summary of the Company’s non-vested employee and director stock options is presented below.

	Employee options		Director options
	Shares	Average Price	Shares	Average Price
Non-vested options at beginning of year	984,920	$24.27	50,670	$21.27
Options granted	249,500	1.66	24,000	1.31
Options forfeited	(274,564)	16.56	—	—
Options vested	(340,326)	25.91	(24,670)	23.88

Non-vested options at December 31, 2009	619,530	$17.69	50,000	$10.40

	2009	2008	2007
Fair value of stock options vested during year (000’s)	$2,009	$2,334	$2,256
Per option fair value of stock options vested during year	$5.50	$6.77	$6.54
Number of shares exercised during year	—	—	240,609
Intrinsic value of options exercised during year (000’s)	$—	$—	$2,062

During 2009, there were no options exercised, and therefore no cash or stock equivalent received or tax benefit recognized for exercises. The Company may periodically repurchase shares in open market and private transactions in accordance with Exchange Act Rule 10b-18 to replenish treasury stock for issuances related to stock option exercises and other employee benefit plans.

Employee Stock Purchase Plan. The AMCORE Stock Option Advantage Plan (ESPP) permits eligible employees to purchase from the Company shares of its common stock at an exercise or purchase price at 85% of the lower of the closing price of the Company’s common stock on the NASDAQ Stock Market on the first or last day of each offering period. Reserved for issuance under the ESPP is a total of 600,000 shares of unissued common stock. Shares issued pursuant to the ESPP are prohibited from sale by a participant for two years after the date of purchase. Dividends earned are credited to a participant’s account and used to purchase shares from the Company’s treasury stock at the same discounted price on the next purchase date. The 15% discount is recorded as compensation expense during the quarter in which the shares are issued. For the years ended 2009, 2008, and 2007, compensation expense totaled $38,000, $158,000, and $102,000 respectively.

The fourth quarter 2009 employee purchases were sufficient enough to bring the total shares issued under the Stock Option Advantage Plan to 600,000 shares. As a result, there are no additional shares available to be issued under the current plan.

NOTE 11 – BENEFIT PLANS

Retirement Plans

The AMCORE Financial Security Plan (Security Plan) is a qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. All eligible employees of the Company participate the Security Plan, which, until March 2009, provided a basic retirement contribution funded by the Company. The Company suspended the basic retirement contribution effective April 1, 2009. In addition, employees have the opportunity to make contributions that are eligible to receive matching Company contributions up to certain levels. The Company match was not affected by the discontinuation of the basic retirement contributions. The expense related to the Security Plan for the years ended December 31, 2009, 2008, and 2007 was $1.9 million, $3.6 million, and $4.0 million, respectively. The Company also has a non-qualified profit sharing plan that provides cash payment based upon achievement of corporate performance goals, to all employees who have met service requirements. There was no profit sharing for 2009 or 2008. The expense for to 2007 was $458,000.

The Company provides additional retirement benefits to certain senior officers through plans that are non-qualified, non-contributory and unfunded. Under one such arrangement, a defined contribution plan, the additional retirement benefits replace what would have been provided under the Company’s defined contribution qualified plan in the absence of limits placed on qualified plan benefits by the Internal Revenue Code of 1986. The expense related to this arrangement for the years ended December 31, 2009, 2008, and 2007 was $68,000, $34,000, and $86,000, respectively.

Another arrangement, which is an unfunded, non-qualified, defined benefit plan, provides supplemental retirement benefits that are based upon three percent of final base salary, times the number of years of service. Benefits under this plan may not exceed 70% or be less than 45% of a participant’s final base salary less offsets for employer retirement plan benefits attributable to employer contributions and 50% of a participants’ Social Security benefit. Since the plan is unfunded, there are no plan assets. The Company’s liquidity is sufficient to fund the benefits payable under the plan. The measurement date for obligations of this plan is as of December 31. The projected benefit obligation is $4.0 million, and $3.8 million, respectively at December 31, 2009 and 2008 and related solely to former executives of the Company. No current employees are participants in this plan. The periodic benefit costs for the years ended December 31, 2009, 2008, and 2007 were $1.0 million, $281,000, and $814,000, respectively.

The Company has discontinued a defined benefit plan that pays a lifetime annual retainer to certain retired non-employee directors. However, the Company continues to make payments to those non-employee directors that became eligible prior to the discontinuation of the plan. The plan is non-qualified and unfunded, and since the plan is unfunded, there are no plan assets. The Company’s liquidity is sufficient to fund the benefits payable under the plan. The measurement date for obligations of this plan is as of December 31. The projected benefit obligation is $128,000, and $154,000, respectively, at December 31, 2009 and 2008. The periodic benefit cost for the years ended December 31, 2009, 2008, and 2007 was $52,000, $(42,000), and $204,000, respectively.

The following tables summarize, in aggregate for the two defined benefit retirement plans, the changes in obligations, net periodic benefit costs and other information for the years ended December 31. As of December 31, 2008, all participants under both plans are in payout.

	2009	2008
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,985	$3,700
Service cost	—	41
Interest cost	228	214
Actuarial losses, settlement and adjustments	310	424
Benefits paid	(382)	(394)

Projected benefit obligation at end of year	$4,141	$3,985

Plan Assets	$—	$—
Funded Status	4,141	3,985
Unrecognized transition obligation	—	(38)
Unrecognized actuarial gain	—	(444)

Liability recorded in Consolidated Balance Sheets	$4,141	$3,503

Amounts recorded in Other Comprehensive Income:

Transition obligation	$—	$7

	2009	2008	2007
	(in thousands)
Components of net periodic benefit cost:
Service cost	$—	$41	$71
Interest cost	228	214	201
Transition obligation amortization	38	42	42
Actuarial losses (gains), settlement and adjustments	792	(58)	704

Net periodic cost	$1,058	$239	$1,018

The net periodic costs for 2008 included an additional accrual for benefits payable to the retiring Chief Executive Officer and for 2007 included a lump-sum settlement in connection with the separation of a senior executive and an accrual to settle the obligations for two directors not yet in payout under the directors’ defined benefit plan. The remaining unrecognized transition obligation was fully amortized in 2009.

	2009	2008	2007
Weighted-average assumptions:
Discount rate at end of year	5.00%	6.25%	5.99%
Rate of compensation increase – employee plan	N/A	N/A	4.00%

Estimated benefit payments (in thousands):
2010			$382
2011			375
2012			368
2013			368
2014			368
2015-2019			1,768

Contributions of $382,000 and $394,000 were made during 2009 and 2008, respectively, to fund benefit payments. The plans have no assets at December 31, 2009 or 2008. The plans’ liabilities as of December 31, 2009 and 2008, were $4.1 million and $3.5 million, respectively,

Other Benefit Plans

The AMCORE Financial, Inc. Employee Health Benefit Plan (Health Plan) provides group medical, pharmacy, dental and vision benefits to eligible participating employees of the Company and their dependents. Employees, retirees, and COBRA beneficiaries contribute specific premium amounts determined annually by the Health Plan’s administrator based upon actuarial recommendations for coverage. Retirees and COBRA beneficiaries contribute 100% of their premiums. The Company’s share of the employee premiums and other Health Plan costs are expensed as incurred. Expense related to the Health Plan was $4.7 million, $6.0 million, and $5.8 million for 2009, 2008, and 2007, respectively. Life insurance benefits are provided to eligible active employees. Because retiree premiums are actuarially based and are paid 100% by the retiree, the Company has not recorded a postretirement liability.

The Company provides a deferred compensation plan (entitled “AMCORE Financial, Inc. Deferred Compensation Plan”) for eligible managers and directors. This plan provides the opportunity to defer salary, bonuses and non-employee director fees. Participants may defer up to 90% of base compensation and up to 100% of bonus. The deferred compensation liability to participants is recorded in other liabilities in the Consolidated Balance Sheets. The deferrals and earnings grow tax deferred until withdrawn from the plan. The deferral amount and method of distribution are pre-defined by participants prior to each deferral year. In accordance with the 409A transition rules, participants were allowed a one-time opportunity to change their distribution elections if the change was made prior to December 31, 2008. Participants could elect to receive their account balance in the form of an in-service distribution as early as January 1, 2009. Earnings credited to individual accounts are recorded as compensation expense when earned. The total non-qualified deferred compensation plan liability totaled $3.4 million and $8.6 million as of December 31, 2009 and 2008, respectively. Expense related to the deferred compensation plan was $224,000, $(70,000), and $806,000 for 2009, 2008, and 2007, respectively.

The Company also has various short term, profit sharing and sales related incentive plans. The expense related to such plans was $(12,000), $4.3 million, and $3.4 million for 2009, 2008, and 2007, respectively.

NOTE 12 – CONTINGENCIES, GUARANTEES AND REGULATORY MATTERS

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

As a member of the VISA, Inc. organization (VISA), the Company had previously accrued a $338,000 liability as of December 31, 2008 for its proportionate share of various claims against VISA. Recent additional funding of a litigation escrow account established by VISA has reduced the Company’s proportionate share of its liability to $292,000.

Guarantees:

The Bank, as a provider of financial services, routinely enters into commitments to extend credit to its customers, including a variety of letters of credit. Letters of credit are a conditional but generally irrevocable form of guarantee on the part of the Bank to make payments to a third party obligee, upon the default of payment or performance by the Bank customer or upon consummation of the underlying transaction as intended. Letters of credit are typically issued for a period of one year to five years, but can be extended depending on the Bank customer’s needs. As of December 31, 2009, the maximum remaining term for any outstanding letter of credit expires on March 31, 2013.

A fee is normally charged to compensate the Bank for the value of the letter of credit that is issued at the request of the Bank customer. The fees are deferred and recognized as income over the term of the guarantee. As of December 31, 2009, the carrying value of these deferrals was a deferred credit of $85,000. This amount included a $38,000 guarantee liability for letters of credit. The remaining $47,000 represented deferred fees charged for letters of credit.

At December 31, 2009, the contractual amount of all letters of credit was $21.5 million. These represent the maximum potential amount of future payments that the Company would be obligated to pay under the guarantees.

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

In addition to the guarantee liability and deferred fees described above, the Company has recorded a contingent liability for estimated probable losses on unfunded loan commitments and letters of credit outstanding. This liability was $1.8 million and $5.8 million as of December 31, 2009, and 2008, respectively, which was recorded in other expense in the Consolidated Statements of Operations.

As noted above, as of December 31, 2009, the Company has an accrued liability of $292,000, representing the estimated fair value of its proportionate share of certain indemnification obligations against VISA.

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

By letter dated November 4, 2009 (the “Letter”), the OCC notified the Bank of its finding that the Capital Plan was “not acceptable”, stating that the OCC was unable to determine that the Capital Plan was “likely to succeed in restoring the Bank’s capital at this time.” The OCC further advised the Bank that it was being treated as “significantly undercapitalized” within the meaning of the prompt corrective action (the “PCA”) provisions of the Federal Deposit Insurance Act and implementing OCC regulations. As a result of this regulatory determination, the Bank thereupon became subject to the PCA activity and operational restrictions applicable to “significantly undercapitalized” depository institutions, including, among other things, the mandatory requirement that the Bank submit an acceptable Capital Restoration Plan (“CRP”), as required under the PCA guidelines, no later than December 4, 2009. The Letter also indicated that the OCC was requiring the Bank to prepare and submit to the OCC a plan for the sale or merger of the Bank (a “Disposition Plan”) by December 4, 2009, as specified under the Consent Order.

On November 6, 2009, the FRB notified the Company in writing that the Company’s capital plan submitted under the terms of the FRB Agreement was unacceptable in addressing the capital erosion of the Company and the Bank. The FRB concluded that, based on the information provided by the Company, as well as the Company’s current negative financial trends, the Company’s capital plan was not viable.

Further, the Bank was unable to meet the regulatory capital maintenance requirements of the Consent Order by the required September 30, 2009 date. As a result of the OCC Agreement, as well as the FRB Agreement, the Consent Order and the Letter, the Company was ineligible for certain actions and expedited approvals without the prior written consent and approval of the applicable regulatory agency. These actions include, among other things, the appointment of directors and senior executives, making or agreeing to make certain payments to executives or directors, business combinations and branching.

In consultation with its professional advisors, the Bank resubmitted a combined CRP and a Disposition Plan by the required December 4, 2009 due date. By return letter dated January 8, 2010 (the “Response Letter”), the OCC notified the Bank that its CRP was not acceptable. According to the OCC, the CRP was not accepted because, among other things, it did not meet the statutory requirements that the CRP be based on “realistic assumptions” and be likely to succeed in restoring the Bank’s capital. In addition, on January 12, 2010, the FRB notified the Company that the Company’s capital plan previously submitted to the FRB continued to be unacceptable in addressing the capital erosion of the Company and the Bank. The Response Letter provided that even if the Bank’s capital ratios improve to the undercapitalized category, the Bank would continue to be subject to operational restrictions applicable to significantly undercapitalized institutions until such time as the Bank has submitted to the OCC an acceptable CRP. The OCC also stated its view that the recently announced asset sales by the Bank have increased the overall risk to the Bank’s capital base.

The Company and the Bank continue to diligently work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Consent Order, the FRB Agreement, the Letter and the Response Letter. The Company and the Bank continue to consult with the OCC, FRB and FDIC on a regular basis concerning the Company’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Company’s and Bank’s proposals are accepted by the Company’s and Bank’s Federal regulators, that these proposals will be successfully implemented. While the Company’s management continues to exert maximum effort to attract new capital, significant operating losses in 2008 and 2009, significant levels of criticized assets and low levels of capital raise substantial doubt as to the Company’s ability to continue as a going concern. Doubt as to the Company’s ability to continue as a going concern was previously disclosed in the Company’s December 31, 2009 earnings release furnished with its February 2, 2010 Form 8-K, Current Report. If the Company is unable to achieve compliance with the requirements of the Consent Order, the FRB Agreement, the Letter and the Response Letter with the OCC and the FRB, or an acceptable CRP under the OCC’s Prompt Corrective Action guidelines, and if the Company cannot otherwise comply with such commitments and regulations, the OCC could force a sale, liquidation or federal conservatorship or receivership of the Bank. See Note 1.

NOTE 13 – INCOME TAXES

The components of income tax expense (benefit) were as follows:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Currently (received) paid or (receivable) payable:
Federal	$(38,439)	$(26,656)	$18,666
State	(123)	21	96

	$(38,562)	$(26,635)	$18,762

Deferred:
Federal	$46,703	$(30,425)	$(7,660)
State	17,736	(13,849)	(2,188)

	$64,439	$(44,274)	$(9,848)

Total Income Tax Expense (Benefit)	$25,877	$(70,909)	$8,914

Income tax expense (benefit) was different than the amounts computed by applying the federal statutory rate of 35% due to the following:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Income tax (benefit) expense at statutory rate	$(69,267)	$(59,048)	$13,004
(Decrease) increase resulting from:
Tax-exempt income	(1,024)	(2,008)	(1,327)
Company owned life insurance	(1,604)	(1,598)	(1,900)
State income taxes, net of federal benefit (excluding impact of state law change and state valuation allowance)	(9,859)	(8,988)	(772)
Increase (decrease) in deferred tax asset valuation allowance	107,907	1,469	249
Non-deductible expenses, net	97	261	446
Impact of state law change on deferred taxes	—	—	(588)
Goodwill	9	2,102	37
Other, net	(382)	(3,099)	(235)

Total Income Tax Expense (Benefit)	$25,877	$(70,909)	$8,914

Effective Tax Rate	(13.1)%	42.0%	24.0%

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Deferred compensation	$5,257	$7,338
Allowance for loan losses	57,923	54,362
Net operating loss and credit carryforwards	52,235	9,389
Other	5,026	3,021

Gross deferred tax assets	$120,441	$74,110
Less: Valuation allowance	(110,470)	(2,563)

Total deferred tax assets	$9,971	$71,547

Deferred tax liabilities:
Premises and equipment	$3,579	$3,596
Other	6,392	3,512

Total deferred tax liabilities	$9,971	$7,108

Net Deferred Tax Asset	$—	$64,439
Tax effect of net unrealized loss on securities available for sale reflected in stockholders’ equity	7,682	5,051
Less: Valuation allowance	(7,682)	—

Net Deferred Tax Asset Including Net Unrealized Loss on Securities Available for Sale	$—	$69,490

Net operating loss carryforwards for state income tax purposes were $344.6 million at December 31, 2009. The carryforwards expire beginning December 31, 2019 through December 31, 2029. Net operating loss carryforwards for federal income tax purposes were $98.6 million at December 31, 2009. The carryforwards expire on December 31, 2029. The Company also has contribution carryforwards and general business credit carryforwards in the amounts of $195,000 and $932,000, respectively at December 31, 2009. The contribution carryforwards expire beginning December 31, 2013 through December 31, 2014. The general business credit carryforwards expire beginning December 31, 2026 through December 31, 2028.

The Company has a deferred tax asset valuation allowance of $110.5 million and $2.6 million at December 31, 2009 and 2008, respectively. The Company also has a deferred tax asset valuation allowance of $7.7 million at December 31, 2009 associated with net security losses reported in other comprehensive income. Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the Company generating sufficient taxable earnings in future periods. After weighing all available positive and negative evidence, the Company concluded during the third quarter of 2009 that it was no longer more likely than not that some or all of its net deferred tax asset would be realized and incurred a $118.0 million charge to establish a valuation allowance. If the Company generates taxable income in future periods, then the valuation allowance may be partially released to offset the tax on the then current taxable income and fully released when it becomes more likely than not that the remaining deferred tax asset value will be realized in future periods.

On November 6, 2009 the President signed into law the Worker, Homeownership, and Business Act. Subject to certain limitations, the new law permits businesses with losses in either 2008 or 2009 to claim refunds of taxes paid within the prior five years. As a result of this legislation, the Company has filed refund claims in the amount of $36.9 million.

Retained earnings at December 31, 2009 includes $3.2 million for which no provision for income tax has been made. This amount represents allocations of income to former thrift bad debt deductions for tax purposes only. This amount will only be taxable upon the occurrence of certain events. At this time, management does not foresee the occurrence of any of these events.

Tax (payables) benefits of ($101,000), $43,000 and $880,000 have been credited directly to paid in capital, with a corresponding (increase) decrease in the liability for current income taxes payable, for stock related incentives during the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has no uncertain tax positions as of December 31, 2009 and is not aware of any significant changes that are reasonably possible within the next twelve months. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. The Internal Revenue Service and the State of Illinois have completed audits through the years 2006 and 2007, respectively. The State of Wisconsin is scheduled to commence an audit of the years 2005 through 2008 during 2010. All subsequent years remain open to examination.

NOTE 14 – EARNINGS PER SHARE

Earnings per share (EPS) calculations are presented in the following table.

	For the years ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Numerator
Net (Loss) Income	$(223,783)	$(97,799)	$28,241
Denominator
Average number of shares outstanding – basic	22,876	22,629	23,546
Plus: Contingently issuable shares	—	—	10

Average number of shares outstanding – diluted	22,876	22,629	23,556

(Loss) Earnings per share
Basic	$(9.78)	$(4.32)	$1.20
Diluted	$(9.78)	$(4.32)	$1.20

As prescribed by current accounting standards, basic EPS is computed by dividing income available to common stockholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding.

The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued and to include shares contingently issuable pursuant to employee incentive plans. Securities (e.g. options) that do not have a current right to participate fully in earnings but that may do so in the future by virtue of their option rights are potentially dilutive shares. The dilutive shares are calculated based on the treasury stock method meaning that, for the purposes of this calculation, all outstanding options are assumed to have been exercised during the period and the resulting proceeds used to repurchase Company stock at the average market price during the period. The assumed proceeds also include the amount of compensation cost attributed to future services and not yet recognized. In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share – are included. Exercise of options is not assumed if the result would be antidilutive. For the years ended 2009, 2008, and 2007, options to purchase 1.8 million shares, 2.5 million shares, and 1.0 million shares respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NOTE 15 – SEGMENT INFORMATION

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

Since there are no comprehensive standards for management accounting that are equivalent to accounting principles generally accepted in the United States of America, the information presented may not necessarily be comparable with similar information from other financial institutions. In addition, methodologies used to measure, assign, and allocate certain items may change from time-to-time to reflect, among other things, accounting estimate refinements, changes in risk profiles, changes in customers or product lines, and changes in management structure. During 2009, operating expense allocations were revised to fully absorb corporate overhead and other previously unallocated costs, and revenues, to each of the segments and treasury operations. In addition, funds transfer prices were revised to allocate the cost of maintaining excess liquidity to the segments. Prior to 2009, both of these items were reflected in the “Other” column, as described below. Finally as a result of corporate restructuring, Mortgage Banking Segment results are now combined with the Consumer Banking Segment. Due to practical difficulties associated with restating prior periods, prior periods have not been restated except as noted for combining the Mortgage Banking Segment with the Consumer Banking Segment. Segment results for 2009 have been presented to reflect both the new method with the above changes and the old method with none of the above changes.

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

The Consumer Banking Segment provides retail banking services including direct and indirect lending, checking, savings, money market and certificate of deposit (CD) accounts, safe deposit rental, automated teller machines and other traditional and electronic commerce retail banking services to individual customers through the Bank’s branch locations. The Consumer Banking Segment also provides a variety of mortgage lending products to meet customer needs. The majority of the mortgage loans it originates are sold to a third party mortgage services company, which provides private label loan processing and servicing support for both loans sold and loans retained by the Bank.

The Investment Management and Trust segment provides its clients with wealth management services, which include trust services, investment management, estate administration and financial planning, employee benefit plan administration and recordkeeping services. The Investment Management and Trust segment also includes AMCORE Investment Services, Inc., a full–service brokerage company that offers a full range of investment alternatives including annuities, mutual funds, stocks, bonds and other insurance products.

	Operating Segments
	Commercial Banking	Consumer Banking	Investment Management and Trust	Other	Consolidated
	(dollars in thousands)
Year ended December 31, 2009
Net interest income (loss)	$25,932	$51,451	$(12)	$(1,981)	$75,390
Non-interest income	6,962	34,201	16,122	28,136	85,421

Total revenue	32,894	85,652	16,110	26,155	160,811
Provision (benefit) for loan losses	192,050	(1,893)	—	—	190,157
Depreciation and amortization	952	2,900	286	3,561	7,699
Other non-interest expense	60,894	68,070	14,260	17,637	160,861

(Loss) income before income taxes	(221,002)	16,575	1,564	4,957	(197,906)
Income tax (benefit) expense	(86,191)	6,465	603	105,000	25,877

Net (loss) income	$(134,811)	$10,110	$961	$(100,043)	$(223,783)

Assets	$2,289,834	$674,351	$1,871	$811,174	$3,777,230

Year ended December 31, 2008
Net interest income (loss)	$93,450	$61,421	$200	$(23,186)	$131,885
Non-interest income	8,556	38,440	20,024	7,582	74,602

Total revenue (loss)	102,006	99,861	20,224	(15,604)	206,487
Provision for loan losses	180,454	22,262	—	—	202,716
Depreciation and amortization	1,360	3,431	75	3,909	8,775
Other non-interest expense	59,278	69,561	16,556	18,309	163,704

(Loss) income before income taxes	(139,086)	4,607	3,593	(37,822)	(168,708)
Income tax (benefit) expense	(53,315)	3,189	1,442	(22,225)	(70,909)

Net (loss) income	$(85,771)	$1,418	$2,151	$(15,597)	$(97,799)

Assets	$3,022,654	$1,025,442	$11,489	$1,000,239	$5,059,824

Year ended December 31, 2007
Net interest income (loss)	$116,311	$62,993	$439	$(19,159)	$160,584
Non-interest income	7,857	38,662	21,362	3,116	70,997

Total revenue (loss)	124,168	101,655	21,801	(16,043)	231,581
Provision for loan losses	24,817	4,270	—	—	29,087
Depreciation and amortization	1,146	3,908	69	2,982	8,105
Other non-interest expense	58,848	60,962	17,332	20,092	157,234

Income (loss) before income taxes	39,357	32,515	4,400	(39,117)	37,155
Income tax expense (benefit)	15,349	12,681	1,850	(20,966)	8,914

Net income (loss)	$24,008	$19,834	$2,550	$(18,151)	$28,241

Assets	$3,139,733	$955,659	$12,824	$1,084,562	$5,192,778

Proforma 2009 Segment Results (1) Year ended December 31, 2009
Net interest income (loss)	$55,379	$59,458	$54	$(39,501)	$75,390
Non-interest income	6,841	34,048	16,095	28,437	85,421

Total revenue (loss)	62,220	93,506	16,149	(11,064)	160,811
Provision (benefit) for loan losses	192,050	(1,893)	—	—	190,157
Depreciation and amortization	952	2,900	286	3,561	7,699
Other non-interest expense	56,953	64,615	13,722	25,571	160,861

(Loss) income before income taxes	(187,735)	27,884	2,141	(40,196)	(197,906)
Income tax (benefit) expense	(73,217)	10,876	828	87,390	25,877

Net (loss) income	$(114,518)	$17,008	$1,313	$(127,586)	$(223,783)

(1)	Proforma 2009 Segment Results exclude the affects made during the year to fully absorb corporate overhead and other previously unallocated costs and to allocate the cost of maintaining excess liquidity.

NOTE 16 – RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Legal limitations exist as to the extent to which the Bank can lend or pay dividends to AMCORE and/or its affiliates. The payment of dividends by a national bank without prior regulatory approval is limited to the current year’s net income plus the adjusted retained net income for the two preceding years. The payment of dividends by any bank or bank holding company is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Reserve Board (Fed) and regulations issued by the FDIC and the OCC (collectively the “Agencies”). Dividends paid by the Bank to AMCORE are currently prohibited since the Bank’s capital is below applicable minimum capital requirements. In 2010, dividends are not expected to be paid by the Bank. There were no loans outstanding from the Bank to affiliates at December 31, 2009.

The amount available for loans or advances by the Bank to the Company and its affiliates amounted to $33 million, however, the Company does not have sufficient collateral to secure an advance.

NOTE 17 – CAPITAL REQUIREMENTS

The Company and the Bank (Regulated Companies) are subject to various regulatory capital requirements administered by the federal banking agencies, the OCC, Fed and FDIC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by these regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Regulated Companies must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

As the following table indicates, as of December 31, 2009, both the Company and the Bank were below adequacy minimums for regulatory capital purposes. The Bank, like many financial institutions, has historically maintained capital at or above the well-capitalized threshold. Also, like many financial institutions during the past two years, the Bank has experienced steady declines in its capital levels as credit losses have risen.

For the Bank, there are five levels of capital defined by the regulations: “well-capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. At the current capital levels, the Bank is considered “significantly undercapitalized”. As noted previously, the Company expects the credit crisis that is affecting the economy in general to persist into 2010, and will likely bring with it additional credit losses. As a result of being below adequately capitalized, among other things, there will be increases in the Company’s borrowing costs and AMCORE will be unable to access the brokered CD markets. AMCORE is also subject to limitations with respect to interest rates it can offer on deposits, generally limited to rates equal to no more than 75 basis points above prevailing market rates. These limitations, as well as recent increased collateral requirements and advance limitations with respect to other funding sources, may have a material impact on the Bank’s deposit levels and liquidity. As noted above in Note 12, Regulatory Matters section, the Company is subject to the FRB Agreement, the Consent Order, and the Letter requiring it to increase capital to a level greater than the level required to be considered “well-capitalized” under applicable regulations.

			For Capital Adequacy Purposes
	Actual		Minimum			Well-Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(dollars in thousands)
As of December 31, 2009:
Total Capital (to Risk Weighted Assets):
Consolidated	$124,038	4.53%	$218,986	≥	8.00%	n/a		n/a
AMCORE Bank, N.A.	193,287	7.07%	218,676	≥	8.00%	$273,345	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$62,019	2.27%	$109,493	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	107,728	3.94%	109,338	≥	4.00%	$164,007		≥6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$62,019	1.50%	$165,336	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	107,728	2.61%	165,056	≥	4.00%	$206,320		≥5.00%

As of December 31, 2008:
Total Capital (to Risk Weighted Assets):
Consolidated	$408,205	10.04%	$325,333	≥	8.00%	n/a		n/a
AMCORE Bank, N.A.	411,220	10.14%	324,554	≥	8.00%	$405,692	≥	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$306,245	7.53%	$162,666	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	309,379	7.63%	162,277	≥	4.00%	$243,415		≥6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$306,245	6.06%	$202,006	≥	4.00%	n/a		n/a
AMCORE Bank, N.A.	309,379	6.14%	201,549	≥	4.00%	$251,937		≥5.00%

NOTE 18 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

CONDENSED PARENT COMPANY BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands)
ASSETS
Cash and cash equivalents	$5,020	$1,193
Short-term investments	63	4,063
Investment in subsidiaries	99,089	312,560
Other assets	5,277	22,455

Total Assets	$109,449	$340,271

LIABILITIES
Short-term borrowings	$12,500	$20,000
Long-term borrowings	51,547	51,547
Other liabilities	9,395	6,726

Total Liabilities	$73,442	$78,273

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—
Common stock	6,712	6,684
Treasury stock	(164,929)	(172,293)
Additional paid-in capital	62,804	69,838
Retained earnings	141,901	365,684
Accumulated other comprehensive loss	(10,481)	(7,915)

Total Stockholders’ Equity	$36,007	$261,998

Total Liabilities and Stockholders’ Equity	$109,449	$340,271

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
INCOME
Dividends from subsidiaries	$—	$—	$60,000
Interest income	71	224	465
Non-interest income	214	314	3,148

Total Income	$285	$538	$63,613

EXPENSES
Interest expense	$4,180	$3,979	$3,771
Compensation expense and employee benefits	3,533	5,119	4,019
Other	2,242	3,213	4,356

Total Expenses	$9,955	$12,311	$12,146

(Loss) Income before taxes and undistributed net losses of subsidiaries	$(9,670)	$(11,773)	$51,467
Income tax expense (benefit)	1,366	(4,446)	(3,514)

(Loss) Income before undistributed net losses of subsidiaries	$(11,036)	$(7,327)	$54,981
Equity in undistributed net losses of subsidiaries	(212,850)	(90,571)	(26,845)

Net (Loss) Income before unconsolidated subsidiary	$(223,886)	$(97,898)	$28,136
Income from unconsolidated subsidiary	103	99	105

Net (Loss) Income	$(223,783)	$(97,799)	$28,241

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Cash Flows From Operating Activities
Net (Loss) Income	$(223,783)	$(97,799)	$28,241
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	3	11	21
Equity in undistributed net losses of subsidiaries	212,850	90,571	26,845
Stock-based compensation expense	470	1,315	856
Tax benefits on exercise of stock options	—	—	764
Excess tax benefits from stock-based compensation	—	—	(733)
Company owned life insurance (income) loss, net of claims	(133)	220	(890)
Decrease (increase) in other assets	6,589	(2,327)	3,454
Increase (decrease) in other liabilities	2,669	(2,655)	(208)
Other, net	(934)	(115)	1,100

Net cash (used in) provided by operating activities	$(2,269)	$(10,779)	$59,450

Cash Flows From Investing Activities
Net decrease (increase) in short-term investments	$4,000	7,998	$(12,061)
Proceeds from surrender of company owned life insurance	10,000	—	—
Other, net	—	(9)	(15)

Net cash provided by (used in) investing activities	$14,000	$7,989	$(12,076)

Cash Flows From Financing Activities
Net (decrease) increase in short-term borrowings	$(7,500)	$(2,150)	$2,150
Proceeds from long-term borrowings	—	10,000	61,547
Payment of long-term borrowings	—	—	(41,238)
Dividends paid	—	(6,292)	(16,829)
Issuance of shares for employee stock plan	214	434	665
(Cancellation) reissuance of treasury shares for incentive plans	(615)	(140)	5,706
Excess tax benefits from stock-based compensation	—	—	733
Purchase of shares for treasury	(3)	(348)	(59,609)

Net cash (used in) provided by financing activities	$(7,904)	$1,504	$(46,875)

Net change in cash and cash equivalents	$3,827	$(1,286)	$499
Cash and cash equivalents:
Beginning of year	1,193	2,479	1,980

End of year	$5,020	$1,193	$2,479

CONDENSED QUARTERLY EARNINGS & STOCK PRICE SUMMARY (unaudited)

	2009				2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Interest income	$53,878	$49,425	$45,530	$40,892	$75,801	$69,088	$66,452	$61,415
Interest expense	31,412	30,761	27,542	24,620	39,135	33,079	34,190	34,467

Net interest income	$22,466	$18,664	$17,988	$16,272	$36,666	$36,009	$32,262	$26,948
Provision for loan losses	62,743	17,000	60,254	50,160	57,229	40,000	48,000	57,487
Non-interest income	21,391	28,534	16,707	18,789	17,899	19,533	20,245	16,925
Operating expenses	39,441	48,540	38,735	41,844	44,881	48,300	38,364	40,934

(Loss) Income before income taxes	$(58,327)	$(18,342)	$(64,294)	$(56,943)	$(47,545)	$(32,758)	$(33,857)	$(54,548)
Income tax (benefit) expense	(27,929)	(7,618)	92,101	(30,677)	(20,086)	(12,524)	(15,870)	(22,429)

Net (Loss) Income	$(30,398)	$(10,724)	$(156,395)	$(26,266)	$(27,459)	$(20,234)	$(17,987)	$(32,119)

Per share data:
Basic	$(1.34)	$(0.47)	$(6.81)	$(1.14)	$(1.21)	$(0.89)	$(0.79)	$(1.42)
Diluted	(1.34)	(0.47)	(6.81)	(1.14)	(1.21)	(0.89)	(0.79)	(1.42)
Dividends	—	—	—	—	0.180	0.049	0.049	—
Stock price ranges – high	4.16	2.27	2.18	1.92	23.00	21.25	14.50	9.37
– low	0.58	0.65	0.55	0.36	17.25	5.53	3.09	2.51
– close	1.60	0.82	1.60	1.24	20.35	5.66	9.37	3.62

The financial information contains all normal and recurring reclassifications for a fair and consistent presentation.

Quotes have been obtained from NASDAQ.com. These quotes do not reflect retail mark-ups, mark-downs or commissions nor are they necessarily representative of actual transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMCORE Financial, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of AMCORE Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCORE Financial, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying consolidated financial statements for the year ended December 31, 2009, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses in 2008 and 2009, significant levels of criticized assets, and low levels of capital raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Milwaukee, Wisconsin

March 22, 2010

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

Management assessed AMCORE’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2009, AMCORE maintained effective internal control over financial reporting, including policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and, provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Company’s financial statements.

The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated March 22, 2010, which is included herein.

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

The Proxy Statement and Notice of 2010 Annual Meeting, dated March 22, 2010, are incorporated herein by reference.

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

The Proxy Statement and Notice of 2010 Annual Meeting, dated March 22, 2010, are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement and Notice of 2010 Annual Meeting, dated March 22, 2010, are incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of the end of the Company’s 2009 fiscal year with respect to all incentive/option plans under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)(3)	1,793,344	$22.82	315,673
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,793,344	$22.82	315,673

(1)	Includes options that have not vested and, therefore, are not currently exercisable. See Note 10 of the Notes to Consolidated Financial Statements for additional information on vesting schedules. For purposes of determining diluted shares for earnings per share calculations, only options which are “in-the-money” are included in the calculation. See Note 14 of the Notes to Consolidated Financial Statements for additional information.
(2)

Includes options granted pursuant to the AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan (SAIP) and previous stock incentive plans. The SAIP provides for the grant of stock options, stock appreciation rights, restricted stock awards, deferred stock, dividend equivalents, stock bonus awards, or performance unit awards either singly or in combination to employees of the Company or its subsidiaries. The total shares reserved for issuance is 2.5% of the total shares of the Company’s outstanding common stock on the date of adoption and for each subsequent year the lesser of 425,000 shares or 1.5% of the total shares of the Company’s outstanding common stock as of each January 1. The number of shares of stock available for issuance under the 2005 SAIP as of the beginning of any calendar year plus the number of shares of stock reserved for outstanding awards shall not exceed 12% of the outstanding shares at such time. During the five-year term of the SAIP, total shares granted shall not exceed 2,125,000 shares, with a maximum of 550,000 shares granted in any one calendar year. The Company will not reprice any options under the SAIP unless such repricing is authorized by a majority vote of the shareholders. Any shares subject to an award that for any reason expires, is forfeited or is terminated unexercised shall again be available under the SAIP. Remaining shares available for grant total 14,664.

(3)	The Directors Restricted Stock Plan for Non-employee Directors provides for the issuance of restricted shares. The remaining shares available for grant total 141,509. The 2001 Stock Option Plan for Non-employee Directors provides for the grant of stock options. The remaining shares available for grant total 159,500.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Proxy Statement and Notice of 2010 Annual Meeting, dated March 22, 2010, are incorporated herein by reference. See also Note 4 of the Notes to Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Proxy Statement and Notice of 2010 Annual Meeting, dated March 22, 2010, are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	1. FINANCIAL STATEMENTS

The following Consolidated Financial Statements of AMCORE are filed as a part of this document under Item 8. Financial Statements and Supplementary Data. Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements – December 31, 2009, 2008 and 2007

Reports of Independent Registered Public Accounting Firms

(a)	2. FINANCIAL STATEMENTS SCHEDULES

All financial statements schedules have been included in the Consolidated Financial Statements or are either not applicable or not significant.

(a)	3. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of AMCORE Financial, Inc., dated April 8, 1986 (Incorporated by reference to Exhibit 3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); as amended May 3, 1988 to Article 8 (Incorporated by reference to AMCORE’s definitive 1988 Proxy Statement dated March 18, 1988); and as amended May 1, 1990 to Article 5 (Incorporated by reference to AMCORE’s definitive 1990 Proxy Statement dated March 21, 1990).

3.2	By-laws of AMCORE Financial, Inc., as amended February 11, 2004 (Incorporated by reference to Exhibit 3.2 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Indenture, dated as of March 27, 2007, between the Company and Wilmington Trust Company (Incorporated by reference to AMCORE’s exhibit 4.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

4.2	Form of New Guarantee between the Company and Wilmington Trust Company (Incorporated by reference to AMCORE’s exhibit 4.2 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.1	AMCORE Financial, Inc. 2000 Stock Incentive Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 1999).

10.2	AMCORE Financial, Inc. 2001 Stock Option Plan for Non-Employee Directors (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2000).

10.3	Amended and Restated AMCORE Stock Option Advantage Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2003).

10.4	Supplemental Executive Retirement Plan, dated May 20, 1998 (Incorporated by reference to Exhibit 10.9 of AMCORE’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5	AMCORE Financial, Inc. Amended and Restated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.6	AMCORE Financial, Inc. Performance Share Program (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on May 9, 2005).

10.7	AMCORE Financial, Inc. 2005 Stock Award and Incentive Plan (Incorporated by reference to AMCORE’s Proxy Statement, Appendix A, filed as Exhibit 22 to AMCORE’s Annual Report on Form 10-K for year ended December 31, 2004).

10.8	Amended and Restated Transitional Compensation Agreement dated January 2, 2008, between AMCORE Financial, Inc. and the following individuals: Lori Burke, Russell Campbell, and Thomas R. Szmanda (Incorporated by reference to AMCORE’s Form 10-K as filed with the Commission on March 19, 2009).

10.9	Separation, Release, and Consulting Agreement, dated February 22, 2008, between AMCORE Financial, Inc. and Kenneth E. Edge (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on February 25, 2008).

10.10	AMCORE Financial, Inc. Annual Incentive Plan as revised February 22, 2008 (Incorporated by reference to AMCORE’s Form 10-K as filed with the Commission on March 17, 2008).

10.11	Written Agreement between AMCORE Bank, N.A. and the Officer of the Comptroller of the Currency dated May 15, 2008 (Incorporated by reference to AMCORE’s Form 8-K as filed with the Commission on May 16, 2008).

10.12	Transitional Compensation Agreement dated May 6, 2008, between AMCORE Financial, Inc., and Judith C. Sutfin. (Incorporated by reference to AMCORE’s exhibit 10.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.13	Transitional Compensation Agreement dated August 25, 2008, between AMCORE Financial, Inc., and Guy Francesconi. (Incorporated by reference to AMCORE’s exhibit 10.1 of AMCORE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.14	Release Agreement, dated August 4, 2009 between AMCORE Bank, N.A. and Richard E. Stiles (Incorporated by reference to AMCORE’s Current Report on Form 8-K as filed with the Commission on August 6, 2009).

10.15	Release Agreement, dated August 18, 2009 between AMCORE Financial, Inc. and Donald H. Wilson (Incorporated by reference to AMCORE’s Current Report on Form 8-K as filed with the Commission on August 18, 2009).

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24	Power of Attorney

31.1	Certification of CEO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCORE FINANCIAL, INC.
Date: March 22, 2010	By:
Judith Carré Sutfin
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on the 22nd day of March 2010 by the following persons on behalf of the Registrant in the capacities indicated.

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